Form 10-Q
period 1995-06-30
MEDIA LOGIC INC
filed 1995-08-15
CIK 815185

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended: June 30, 1995 Commission File Number:  1-9605
                   -------------                          ------

                              Media Logic, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Massachusetts                                           04-2772354
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

            310 South Street; P.O. Box 2258;  Plainville, MA 02762
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                (508) 695-2006
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                        N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              X   Yes           No
                             ---            ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock $.01 par value -- 4,979,200 shares as of August 10, 1995.

                                     INDEX

                               MEDIA LOGIC, INC.



PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Consolidated financial statements (Unaudited)

            Consolidated condensed balance sheets -- June 30, 1995 and March 31, 1995.

            Consolidated condensed statements of operations -- three months ended June 30, 1995 and 1994.

            Consolidated condensed statements of cash flows -- three months ended June 30, 1995 and 1994.

            Notes to consolidated condensed financial statements --
            June 30, 1995.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations


Part II.    OTHER INFORMATION
--------    -----------------

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K





SIGNATURES
----------

PART I.  FINANCIAL INFORMATION

                                                         MEDIA LOGIC, INC.
                                         CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                                              June 30,                     March 31,
                                                                                1995                         1995
                                                                            -----------                  -----------
            ASSETS
            ------
            CURRENT ASSETS:
              Cash and cash equivalents                                     $   451,383                  $   911,729
              Marketable securities                                           1,003,623                    2,031,289
              Accounts receivable, net                                          578,386                    1,248,055
              Inventories (Note 2)                                            3,698,325                    3,694,397
              Refundable income taxes                                         1,729,578                    1,729,630
              Other current assets                                              133,972                      194,472
                                                                            -----------                  -----------

            TOTAL CURRENT ASSETS                                              7,595,267                    9,809,572
            PROPERTY AND EQUIPMENT - NET                                      1,179,309                    1,257,282

            Other Assets                                                         33,500                       37,586
                                                                            -----------                  -----------
                                                                            $ 8,808,076                  $11,104,440
                                                                            ===========                  ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

            CURRENT LIABILITIES:
              Accounts payable                                              $   504,931                  $   839,033
              Accrued expenses                                                  434,399                      478,558
              Customer deposits                                                      --                       19,709
                                                                            -----------                  -----------
                 TOTAL LIABILITIES                                              939,330                    1,337,300

            STOCKHOLDERS' EQUITY:
             Common stock par value $.01 per share; authorized
              20,000,000 shares, 4,979,200 and 4,979,000 outstanding
              as of June 30, 1995 and March 31, 1995, respectively               49,792                       49,790
              Additional paid-in capital                                     14,112,148                   14,112,075
              Retained deficit                                               (6,293,194)                  (4,394,725)
                                                                            -----------                  -----------

                 TOTAL STOCKHOLDERS' EQUITY                                   7,868,746                    9,767,140
                                                                            -----------                  -----------
                                                                            $ 8,808,076                   11,104,440
                                                                            ===========                  ===========

                                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

PART 1.  FINANCIAL INFORMATION

                                                         MEDIA LOGIC, INC.

                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                      1995                           1994
                                                                                  -----------                    -----------
       NET SALES                                                                  $   666,984                    $   531,730


       COSTS AND EXPENSES:
         Cost of products sold                                                        567,131                      1,279,528
         Selling, general and administrative expenses                               1,122,009                      1,329,924
         Research and development expenses                                            900,443                        712,382
                                                                                  -----------                    -----------

       LOSS FROM OPERATIONS                                                        (1,922,599)                    (2,790,104)

       OTHER INCOME (EXPENSE):
         Interest income                                                               20,939                         82,239
         Miscellaneous                                                                  3,191                           (242)
                                                                                  -----------                    -----------

       LOSS BEFORE BENEFIT FOR INCOME TAXES                                        (1,898,469)                    (2,708,107)

       BENEFIT FOR INCOME TAXES                                                            --                       (300,000)
                                                                                  -----------                    -----------
       NET LOSS                                                                   $(1,898,469)                   $(2,408,107)
                                                                                  ===========                    ===========
       NET LOSS PER SHARE (NOTE 3)                                                $      (.38)                   $      (.49)
                                                                                  ===========                    ===========
       WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                         4,979,066                      4,960,800
                                                                                  ===========                    ===========

                                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                                         MEDIA LOGIC, INC.

                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                          1995                            1994
                                                                      ------------                    -------------
     CASH USED BY OPERATING
     ACTIVITIES                                                       $ (1,510,515)                   $  (2,314,949)

     INVESTING ACTIVITIES:

     Sale of marketable securities                                       1,027,666                        3,601,205
     Sale (purchase) of property and equipment                              18,417                          (25,115)
     Other assets                                                            4,086                               --
                                                                      ------------                    -------------
     Cash provided by investing activities                               1,050,169                        3,576,090
                                                                      ------------                    -------------

     NET INCREASE (DECREASE) IN CASH                                      (460,346)                       1,261,141

     CASH BALANCE,
     BEGINNING OF THE PERIOD                                               911,729                        1,915,358
                                                                      ------------                    -------------

     CASH BALANCE, END OF THE PERIOD                                  $    451,383                    $   3,176,499
                                                                      ============                    =============

                                     SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                               MEDIA LOGIC, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 June 30, 1995



(1)      Basis of Presentation
         ---------------------

         As permitted by rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-K for the fiscal year ended March 31, 1995.

         In the opinion of the management of Media Logic, Inc., the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the Company's financial position at June 30, 1995, and the results of its operations and its cash flows for the three months ended June 30, 1995 and June 30, 1994.


(2)      Inventories
         -----------

                                                                     June 30, 1995                      March 31, 1995
                                                                    --------------                      --------------
       Raw materials                                                $   2,232,998                       $   2,328,971
       Work in process                                                    506,495                             695,971
       Finished goods                                                     958,832                             669,455
                                                                    -------------                       -------------
                                                                    $   3,698,325                       $   3,694,397
                                                                    =============                       =============


(3)      Loss per Share
         --------------

         Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were not considered in the determination of net loss per share, as their inclusion would be anti-dilutive.

(4)      Marketable Securities
         ---------------------

         As of June 30, 1995, marketable securities consist of investments in state and local municipal obligations which are carried at their quoted market values. Such amounts did not differ materially from the amortized cost basis of the securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994

RESULTS OF OPERATIONS
---------------------

SALES:
------

Sales for the three month period ended June 30, 1995 were $666,984 as compared with $531,730 for the three months ended June 30, 1994. Sales for the three month period ended June 30, 1995 were up 25.4% as compared with the three month period ended June 30, 1994. Demand for certifiers, test equipment and duplication equipment remained low during the quarter. While diskette prices have experienced a modest increase, margins remain low for disk manufacturers and the Company has not yet seen firm indications of any intention to invest in additional capital equipment. However industry reports show that demand for disks remains high and is growing.

The Company is committed to achieving the maximum possible revenues from its current product lines. This includes not only the sale of new certification, test and duplication equipment but also upgrades, spare parts and maintenance for previously sold units. The Company is continuing its program to expand and upgrade its sales force to gain greater visibility and market penetration and expects to see the results of these efforts in the coming months.


GROSS PROFIT:
-------------

Gross profit for the three months ended June 30, 1995 was $99,853 as compared with a loss of $747,798 for the three months ended June 30, 1994. The generation of a gross profit on low sales volume is reflective of the cost reduction measures which have been instituted.


EXPENSES:
---------

Selling, General and Administrative (SG&A) expenses for the three months ended June 30, 1995 was $1,122,009 (168.2% of sales) as compared with $1,329,924
(250.1% of sales) for the three months ended June 30, 1994. SG&A expense related to the Company's current product lines was $782,628 for the three months ended June 30, 1995 as compared with $1,329,924 for the three months ended June 30, 1994. SG&A expenses related directly to a product line of automated data libraries being developed by the Company's MediaLogic ADL subsidiary were $339,381 in the three month period ended June 30, 1995 as compared with no such expenses in the three month period ended June 30, 1994. The Company expects that SG&A expenses related to ADL will increase as product development is completed and ADL begins the process of selling the libraries.

Research and Development expenses for the three month period ended June 30, 1995 were $900,443 (135.0% of sales) as compared to $712,382 (134.0% of sales)
for the three month period ended June 30, 1994. Of the overall Company research and development expenditure, $658,532 or 73.1% for the period ended June 30, 1995 were related to the development of the ADL product line of automated data libraries. The Company has and will continue to devote a substantial portion of its resources to the development and introduction into manufacturing of the ADL product line. The Company believes that the ADL product line will provide a unique solution to the data storage and retrieval needs of a broad range of potential users. The Company further believes that the tape library market is large and growing and is the area in which the Company has the best opportunity for future growth. The Company expects the first shipment of libraries near the middle of fiscal year 1996.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

At June 30, 1995, the Company had working capital of $6.7 million compared to $8.5 million at March 31, 1995. The current ratio was 8.1 to 1 as of June 30, 1995 and 7.3 to 1 at March 31, 1995. The decrease in working capital was principally due to significant operating losses and funding of the development of the ADL family of products.

The Company has no debt nor does it have a line of credit or other committed source of additional financing.

The Company's internal operating plan for fiscal 1996 shows cash resources will be available to fund operations if the plan is substantially achieved.
Critical to achievement of the plan are the sale and shipment of automated data libraries by the middle of fiscal 1996 and the achievement of sales goals for the current certifier, evaluation and duplication products. Because of reliance on sales of ADL products which are unproven, there is substantial risk that the Company may not achieve the plan and therefore, the Company could be without sufficient funds to continue operations through fiscal 1996. The Company is exploring alternative sources of financing should there be a requirement for additional funding but has not yet received a commitment for such financing. There can be no assurance that the Company will have sufficient funds to complete the development of its ADL products or that, if required, the Company will be able to raise sufficient funds to do so. Further, if the Company is required to raise additional funds, there is no assurance that it will be able to do so in a timely manner or on favorable terms.

The Company continually monitors the changing business conditions and takes whatever actions it deems necessary to protect and promote the Company's interests.

PART II. OTHER INFORMATION

     Item 1. LEGAL PROCEEDINGS

             None

     Item 2. CHANGES IN SECURITIES

             None

     Item 3. DEFAULTS UPON SENIOR SECURITIES

             None

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None


     Item 5. OTHER INFORMATION

             None

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  3.1   Restated Articles of Organization.
                        Incorporated by reference to the
                        Company's Annual Report on Form 10-K
                        for its fiscal year ended March 31, 1993.

                  3.2   Bylaws. Incorporated by reference to
                        the Company's Registration Statement
                        on Form S-18 (No. 33-14722) effective
                        July 23, 1987.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    MEDIA LOGIC, INC.





Date:        8/10/95                              /S/  Paul M. O'Brien
     ------------------------              ----------------------------------
                                                  Paul M. O'Brien,
                                                  Vice-President and
                                                  Chief Financial Officer