Form 10-Q
period 1995-09-30
MEDIA LOGIC INC
filed 1995-11-13
CIK 815185

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For Quarter Ended: September 30, 1995 Commission File Number:
1-9605
------
                               Media Logic, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                          04-2772354
-----------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)              Identification Number)

          310 South Street; P.O. Box 2258;  Plainville, MA 02762
----------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (508) 695-2006
-------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
-------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            X   Yes     _____ No
                          -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock $.01 par value -- 6,130,309 shares as of November 8, 1995.

                                     INDEX

                               MEDIA LOGIC, INC.



PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Consolidated financial statements (Unaudited)

          Consolidated condensed balance sheets -- September 30,
          1995 and March 31, 1995.

          Consolidated condensed statements of operations -- three and six months ended September 30, 1995 and 1994.

          Consolidated condensed statements of cash flows -- six months ended September 30, 1995 and 1994.

          Notes to consolidated condensed financial statements --
          September 30, 1995.

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

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K





SIGNATURES
----------

PART I.   FINANCIAL INFORMATION



                              MEDIA LOGIC, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                       September 30,      March 31,
                                           1995              1995
                                     -----------------  ----------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents               $ 5,611,861     $   911,729
  Marketable securities                     1,003,623       2,031,289
  Accounts receivable, net                    624,193       1,248,055
  Inventories (Note 2)                      3,414,289       3,694,397
  Refundable income taxes                     197,455       1,729,630
  Other current assets                         91,161         194,472
                                     -----------------  ----------------

     TOTAL CURRENT ASSETS                  10,942,582       9,809,572

PROPERTY AND EQUIPMENT - NET                1,082,903       1,257,282

Other Assets                                   45,087          37,586
                                     -----------------  ----------------
                                          $12,070,572     $11,104,440
                                     =================  ================



LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                         $  461,693        $839,033
  Accrued expenses                            406,176         478,558
  Customer deposits                                --          19,709
                                     -----------------  ----------------
     TOTAL LIABILITIES                        867,869       1,337,300

STOCKHOLDERS' EQUITY:
Common stock par value $.01 per
  share; authorized 20,000,000 shares,
  6,120,109 and 4,979,000 outstanding
  as of September 30, 1995 and
  March 31, 1995, respectively                 61,201          49,790
Additional paid-in capital                 17,441,619      14,112,075
Retained deficit                           (6,300,117)     (4,394,725)
                                     ------------------  ---------------

     TOTAL STOCKHOLDERS' EQUITY            11,202,703       9,767,140
                                     ------------------  ---------------
                                          $12,070,572     $11,104,440
                                     ==================  ===============



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

PART 1.   FINANCIAL INFORMATION


                                            MEDIA LOGIC, INC.

                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)





                                                        Three Months Ended            Six Months Ended
                                                          September 30,                 September 30,
                                                     1995             1994            1995            1994
                                               ---------------  ---------------  ---------------  ---------------
NET SALES                                       $   701,363      $   973,979        $ 1,368,34     $ 1,505,709

COSTS AND EXPENSES:
  Cost of products sold                             543,411          803,671          1,110,542      2,083,199
  Selling, general and
     administrative expenses                      1,087,517        1,420,038          2,209,526      2,749,962

  Research and development
     expenses                                       751,184          874,675          1,651,627      1,587,056
                                               ---------------  ----------------  ---------------  --------------

LOSS FROM OPERATIONS                             (1,680,749)      (2,124,405)        (3,603,347)    (4,914,508)

OTHER INCOME (EXPENSE):
  Settlement costs                                       --       (2,230,000)                --     (2,230,000)
  Interest income                                    10,110          105,467             31,049        187,706
  Miscellaneous                                       5,975              937              9,165            695

LOSS BEFORE BENEFIT FOR INCOME                   (1,664,664)      (4,248,001)        (3,563,133)    (6,956,107)
TAXES

BENEFIT FOR INCOME TAXES                                 --         (300,000)                --       (600,000)
                                               ---------------                      --------------

NET LOSS                                       $  (1,664,664)  $  (3,948,001)     $  (3,563,133)   $(6,356,107)
                                               ===============  ================  ================  ==============
NET LOSS PER SHARE (NOTE 3)                           $ (.33)       $   (.80)            $ (.71)       $ (1.28)
                                               ===============  ================  ================  ==============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                           5,004,550      4,963,004           4,991,912     4,961,908
                                               ===============  ================  ================  ==============





                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                              MEDIA LOGIC, INC.


         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                         SIX MONTHS ENDED
                                          SEPTEMBER 30,
                                     1995               1994
                                --------------     --------------

CASH USED BY OPERATING
ACTIVITIES                       $ (1,338,011)     $  (3,971,025)

INVESTING ACTIVITIES:

Sale of marketable securities       1,027,666          3,088,777
Sale (purchase) of property
and equipment                          10,809           (149,915)
                                --------------     --------------
Cash provided by
  investing activities              1,038,475          2,938,862
                                --------------     --------------

FINANCING ACTIVITIES:

Exercise of stock options and
  disqualifying dispositions           16,500             14,675

Proceeds from private placement,
net                                 4,983,168                 --
                                --------------     --------------

Cash provided by financing
activities                          4,999,668             14,675
                                --------------     --------------

NET INCREASE (DECREASE) IN CASH     4,700,132         (1,017,488)

CASH BALANCE,
BEGINNING OF THE PERIOD               911,729          1,915,358
                                --------------     --------------

CASH BALANCE, END OF THE PERIOD   $ 5,611,861        $   897,870
                                ==============     ==============





                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                               MEDIA LOGIC, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               September 30, 1995


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

     In the opinion of the management of Media Logic, Inc., the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the Company's financial position at September 30, 1995, and the results of its operations and its cash flows for the six months ended September 30, 1995 and September 30, 1994.


(2)  Inventories
     -----------


                            September 30, 1995       March 31, 1995
                          ---------------------  -------------------
Raw materials                 $    1,697,842       $   2,328,971
Work in process                    1,635,166             695,971
Finished goods                        81,281             669,455
                          ---------------------  -------------------
                              $    3,414,289       $   3,694,397
                          =====================  ===================


(3)  Loss per Share
     --------------


     Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were not considered in the determination of net loss per share, as their inclusion would be anti-dilutive.

 (4) Marketable Securities
     ---------------------

     As of September 30, 1995, marketable securities consist of investments in state and local municipal obligations which are carried at their quoted market values. Such amounts did not differ materially from the amortized cost basis of the securities.


(5)  Private Placement
     -----------------

     On September 29, 1995, the Company sold 1,000,000 shares of its Common Stock, $.01 par value per share to a private investor at a price of $5.00 per share. In addition, the Company issued an additional 130,909 shares to its financial advisory firm in connection with this private placement. The Company's net proceeds from this transaction was $4,983,168 and will be restricted to utilization in connection with the Company's automated data library (ADL) business, which it conducts through its subsidiary, Media Logic ADL, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three and Six Months Ended September 30, 1995 Compared to Three and Six Months Ended September 30, 1994

RESULTS OF OPERATIONS
--------------------


SALES:
-----

Sales for the three and six month period ended September 30, 1995 were $701,363 and $1,368,348 as compared with $973,979 and
$1,505,709 for the three and six months ended September 30, 1994. Sales for the three and six month period ended September 30, 1995 were down 39.0% and 10.0% as compared with the three and six month period ended September 30, 1994. Demand for certifiers, test equipment and duplication equipment remained low during the quarter. The Company experienced a higher level of interest from potential customers during the second quarter but this has not yet translated into substantially increased sales.

The Company is committed to achieving the maximum possible revenues from its current product lines. This includes not only the sale of new certification, test and duplication equipment but also upgrades, spare parts and maintenance for previously sold units. The expansion of the Company's sales presence throughout the world has led to better identification of potential sales opportunities and is expected to generate increased sales throughout all product lines.


GROSS PROFIT:
------------

Gross profit for the three and six months ended September 30, 1995 was $157,952 and $257,806 as compared with $170,308 and
$(577,490) for the three and six months ended September 30, 1994. Higher gross margins are reflective of the stringent controls which have been instituted and the significantly reduced costs which have resulted.


EXPENSES:
--------

Selling, General and Administrative (SG&A) expenses for the three and six months ended September 30, 1995 was $1,087,517(155.1% of sales) and $2,209,526 (161.5% of sales) as compared with $1,420,038 (145.8% of sales)and $2,749,962 (182.6% of sales) for the three ended September 30, 1994. SG&A expense related to the Company's current product lines was $723,925 for the three months ended September 30, 1995 as compared with $1,108,879 for the three months ended September 30, 1994. SG&A expenses related directly to a product line of automated data libraries being developed by the Company's MediaLogic ADL subsidiary were $363,592 in the three month period ended September 30, 1995 as compared with 311,159 in the three month period ended September 30, 1994. The Company expects that SG&A expenses related to ADL will increase as product development is completed and ADL begins the process of selling the libraries.

Research and Development expenses for the three and six month period ended September 30, 1995 were $751,184 (107.1% of sales) and 1,651,627 (120.7% of sales) as compared to $874,675 (89.8% of sales) and 1,587,056 (105.4% of sales) for the three and six month period ended September 30, 1994. Of the overall Company research and development expenditure, $560,775 or 74.7% for the period ended 30, 1995 were related to the development of the ADL product line of automated data libraries. The Company has and will continue to devote a substantial portion of its resources to the development and introduction into manufacturing of the ADL product line. The Company believes that the ADL product line will provide a unique solution to the data storage and retrieval needs of a broad range of potential users. The Company further believes that the tape library market is large and growing and is the area in which the Company has the best opportunity for future growth. The Company expects the first shipment of libraries near the middle of fiscal year 1996.


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

At September 30, 1995, the Company had working capital of $10.1 million compared to $8.5 million at March 31, 1995. The current ratio was 12.8 to 1 as of September 30, 1995 and 7.3 to 1 at March 31, 1995. The increase in working capital is due to the investment of $5 million through a private placement of the Company's common stock. Funding of the development of the ADL family of products and continuing operating losses have negatively impacted working capital.

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

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    3.1   Restated Articles of Organization.
                          Incorporated by reference to the
                          Company's Annual Report on Form 10-K for its fiscal year ended March 31, 1993.

                    3.2 Bylaws. Incorporated by reference to the Company's Registration Statement on Form S-18 (No. 33-14722) effective July 23,
                          1987.

                    3.3   Stock Purchase Agreement dated as of
                          September 25, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MEDIA LOGIC, INC.





Date:   November 9, 1995                \S\  Paul M. O'Brien
        ---------------------           --------------------------------
                                             Paul M. O'Brien,
                                             Vice-President and
                                             Chief Financial Officer