Form 10-Q
period 1995-12-31
MEDIA LOGIC INC
filed 1996-02-14
CIK 815185

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For Quarter Ended: December 31, 1995 Commission File Number: 1-9605

                                Media Logic, Inc.
             (Exact name of registrant as specified in its charter)

           Massachusetts                                 04-2772354
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification Number)

          310 South Street; P.O. Box 2258;  Plainville, MA      02762
(Address of principal executive offices)                      (Zip Code)

                                 (508) 695-2006
              (Registrant's telephone number, including area code)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report.)

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

         Common stock $.01 par value -- 6,209,809 shares as of January 31, 1996.

                                      INDEX

                                MEDIA LOGIC, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated financial statements (Unaudited)

         Consolidated condensed balance sheets -- December 31, 1995 and March 31, 1995.

         Consolidated condensed statements of operations -- three and nine months ended December 31, 1995 and 1994.

         Consolidated condensed statements of cash flows -- nine months ended December 31, 1995 and 1994.

         Notes to consolidated condensed financial statements -- December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                           December 31,          March 31,
                                               1995                1995
                                           ------------        ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                $  5,268,437        $    911,729
  Marketable securities                            --             2,031,289
  Accounts receivable, net                      790,563           1,248,055
  Inventories (Note 2)                        3,221,978           3,694,397
  Refundable income taxes                          --             1,729,630
  Other current assets                          159,170             194,472
                                           ------------        ------------
     TOTAL CURRENT ASSETS                     9,440,148           9,809,572

PROPERTY AND EQUIPMENT - NET                  1,062,170           1,257,282

Other Assets                                     50,632              37,586
                                           ------------        ------------
                                           $ 10,552,950        $ 11,104,440
                                           ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                         $    614,829        $    839,033
  Accrued expenses                              454,716             478,558
  Customer deposits                                --                19,709
                                           ------------        ------------
     TOTAL LIABILITIES                        1,069,545           1,337,300

STOCKHOLDERS' EQUITY:

Common stock par
  value $.01 per
  share; authorized
  20,000,000 shares,
  6,209,809 and 4,979,000
  outstanding as of
  December 31, 1995
  and March 31, 1995,
  respectively                                   62,098              49,790
Additional paid-in capital                   19,161,049          14,112,075
Retained deficit                             (9,739,742)         (4,394,725)
                                           ------------        ------------

     TOTAL STOCKHOLDERS' EQUITY               9,483,405           9,767,140
                                           ============        ============

                                           $ 10,552,950        $ 11,104,440
                                           ============        ============




                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

PART 1.  FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                Three Months Ended                    Nine Months Ended
                                                     December 31,                         December 31,
                                               1995               1994               1995               1994
                                            -----------        -----------        -----------        -----------
NET SALES                                   $ 1,070,407        $ 2,124,157        $ 2,438,755        $ 3,629,866

COSTS AND EXPENSES:
  Cost of products sold                         752,164          1,382,476          1,862,706          3,465,676
  Selling, general and
            administrative expenses           1,191,900          1,595,365          3,401,426          4,345,327
  Research and development
            expenses                            956,870          1,318,838          2,608,497          2,905,895
                                            -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS                         (1,830,527)        (2,172,522)        (5,433,874)        (7,087,032)

OTHER INCOME (EXPENSE):
  Settlement costs                                 --                 --                 --           (2,230,000)
  Interest income                                50,675             43,837             81,724            231,543
  Other                                          (2,032)           (26,827)             7,133            (26,129)
                                            -----------        -----------        -----------        -----------

LOSS BEFORE BENEFIT FROM INCOME TAXES        (1,781,884)        (2,155,512)        (5,345,017)        (9,111,618)

BENEFIT FROM INCOME TAXES                          --             (300,000)              --             (900,000)
                                            -----------        -----------        -----------        -----------

NET LOSS                                    $(1,781,884)       $(1,855,512)       $(5,345,017)       $(8,211,618)
                                            ===========        ===========        ===========        ===========


NET LOSS PER SHARE (NOTE 3)                 $      (.29)       $      (.37)       $     (1.00)       $     (1.65)
                                            ===========        ===========        ===========        ===========


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                            6,151,385          4,972,935          5,370,397          4,965,597
                                            ===========        ===========        ===========        ===========










                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                MEDIA LOGIC, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                           1995               1994
                                       -----------        -----------
CASH USED BY OPERATING
ACTIVITIES                             $(2,730,125)       $(8,416,833)

INVESTING ACTIVITIES:

Sale of marketable securities            2,031,289          8,253,206
Sale (purchase) of property
  and equipment
                                             6,054           (173,956)

Other assets                               (13,047)          (312,337)
                                       -----------        -----------
Cash provided by
  investing activities                   2,024,296          7,766,913
                                       -----------        -----------
FINANCING ACTIVITIES:

Exercise of stock options and
  disqualifying dispositions                78,869             25,757

Proceeds from private placement,
  net                                    4,983,668               --
                                       -----------        -----------

Cash provided by financing
  activities                             5,062,537             25,757
                                       -----------        -----------

NET INCREASE (DECREASE) IN CASH          4,356,708           (624,163)

CASH BALANCE,
BEGINNING OF THE PERIOD                    911,729          1,915,358
                                       ===========        ===========

CASH BALANCE, END OF THE PERIOD        $ 5,268,437        $ 1,291,195
                                       ===========        ===========





                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                                MEDIA LOGIC, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                December 31, 1995

(1)      Basis of Presentation

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

         In the opinion of the management of Media Logic, Inc., the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the Company's financial position at December 31, 1995, and the results of its operations and its cash flows for the nine months ended December 31, 1995 and December 31, 1994.

(2)      Inventories

                                    December 31, 1995               March 31, 1995
                                   --------------------          --------------------
Raw materials                      $          1,635,966          $          2,328,971
Work in process                               1,508,434                       695,971
Finished goods                                   77,578                       669,455
                                   --------------------          --------------------
                                   $          3,221,978          $          3,694,397
                                   ====================          ====================




(3)      Loss per Share

         Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were not considered in the determination of net loss per share, as their inclusion would be anti-dilutive.

(4)  Private Placement

         On September 29, 1995, the Company sold 1,000,000 shares of its Common Stock, $.01 par value per share to a private investor at a price of $5.00 per share. In addition, the Company issued an additional 130,909 shares to its financial advisory firm in connection with this private placement. The Company's net proceeds from this transaction were $4,983,668 and are restricted to utilization in connection with the Company's automated data library (ADL) business, which it conducts through its subsidiary, Media Logic ADL, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three and Nine Months Ended December 31, 1995 Compared to Three and Nine Months Ended December 31, 1994

RESULTS OF OPERATIONS

SALES:

Sales for the three and nine month period ended December 31, 1995 were $1,070,407 and $2,438,755 as compared with $2,124,157 and $3,629,866 for the three and nine months ended December 31, 1994. Sales for the three and nine month period ended December 31, 1995 were down 49.6% and 32.8% as compared with the three and nine month period ended December 31, 1994, reflecting low demand for certifiers and test equipment. Sales of duplication equipment increased as a result of greater penetration by the Company into this market. Sales of spare parts remained strong.

The Company is committed to achieving the maximum possible revenues from its current product lines. This includes not only the sale of new certification, test and duplication equipment but also upgrades, spare parts and maintenance for previously sold units. The Company has been successful in identifying opportunities in areas of the world it had not previously served and in packaging its product offerings to meet competitive challenges in an increasingly price conscious environment.

Initial sales by the Company's ADL Subsidiary of pre-production units of automated data libraries occurred in the third quarter. The Company expects to sell additional pre-production units in the fourth quarter. The Company has entered into an agreement with PAGG Corporation pursuant to which PAGG will manufacture, for the Company, the ADL line of tape libraries. Units are scheduled to be delivered in production volumes during the first quarter of Fiscal 1997. The Company believes that the ADL product line will provide a unique solution to the data storage and retrieval needs of a broad range of potential users. The Company further believes that the tape library market is large and growing and is the area in which the Company has the best opportunity for future growth.

GROSS PROFIT:

Gross profit for the three and nine months ended December 31, 1995 was $318,243 and $576,049 as compared with $741,681 and $164,190 for the three and nine months ended December 31, 1994. The Company has been aggressive in pricing its products to meet competitive pressures while at the same time adhering to strict internal controls and reducing costs wherever possible to maximize gross profits.

EXPENSES:

Selling, General and Administrative (SG&A) expenses for the three and nine months ended December 31, 1995 was $1,191,900(111.4% of sales) and $3,401,426
(139.5% of sales) as compared with 1,595,365 (75.1% of sales)and $4,345,327
(119.7% of sales) for the three and nine months ended December 31, 1994. SG&A expense related to the Company's current product lines was $761,357 for the three months ended December 31, 1995 as compared with $1,009,420 for the three months ended December 31, 1994. SG&A expenses related directly to a product line of automated data libraries being developed by the Company's MediaLogic ADL subsidiary were $430,543 in the three month period ended December 31, 1995 as compared with $585,945 in the three month period ended December 31, 1994.

Research and Development expenses for the three and nine month period ended December 31, 1995 were $956,870(89.4% of sales) and $2,608,497 (107.0% of sales)
as compared to $1,318,838 (62.1% of sales) and $2,905,894 (80.1% of sales) for the three and nine month period ended December 31, 1994. Of the overall Company research and development expenditure, $831,391 or 77.7% for the period ended December 31, 1995 were related to the development of the ADL product line of automated data libraries. The Company has and will continue to devote a substantial portion of its resources to the development and introduction into manufacturing of the ADL product line.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 1995, the Company had working capital of $8.4 million compared to $8.5 million at March 31, 1995. The current ratio was 7.8 to 1 as of December 31, 1995 and 7.3 to 1 at March 31, 1995. Funding of the development of the ADL family of products and initial production costs, as well as continuing operating losses, have negatively impacted working capital.

The Company has no debt nor does it have a line of credit or other committed source of additional financing.

The Company continually monitors the changing business conditions and takes whatever actions it deems necessary to protect and promote the Company's interests.

PART II. OTHER INFORMATION

         Item 1.           LEGAL PROCEEDINGS

                           Christian P. Marlowe and the Marlowe Engineering Company have raised certain claims against the Company in response to receiving notice of the Company's intent to terminate its agreements with them. Demands have been made for a severance payment, the vesting of stock options, the waiver by the Company of stock repurchase rights, the grant of an option to Mr. Marlowe to put any ADL stock he may own to the Company, and for rights in certain technology. The Company has been notified that if it does not agree to the demands which have been made, Mr. Marlowe and the Marlowe Engineering Company are prepared to pursue their claims pursuant to Chapter 93A of the General Laws of the Commonwealth of Massachusetts.

                           The Company believes it is in compliance with all agreements with Mr. Marlowe and with the Marlowe Engineering Company. After having received notice of the claims, the Company, on January 17, 1996, filed a lawsuit in the Superior Court of the Commonwealth of Massachusetts seeking a declaration that its position is correct.

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

                                            MEDIA LOGIC, INC.





Date:  February 12, 1996                    \S\      Paul M. O'Brien
                                            ------------------------
                                            Paul M. O'Brien,
                                            Vice-President and
                                            Chief Financial Officer