Form 10-K405
period 1996-03-31
MEDIA LOGIC INC
filed 1996-07-01
CIK 815185

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996

                          COMMISSION FILE NUMBER 1-9605

                          -----------------------------

                                MEDIA LOGIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              --------------------

             MASSACHUSETTS                                04-2772354
      (State or other jurisdiction                     (I.R.S. Employer
     incorporation or organization)                  Identification Number)

   310 SOUTH STREET, PLAINVILLE, MA                          02762
(Address of principal executive offices)                   (ZIP CODE)

                           ---------------------------

                                 (508) 695-2006
              (Registrant's telephone number, including area code)

                               ------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                              WHICH REGISTERED
        -------------------                         ------------------------
         Common Stock, $.01                          American Stock Exchange
        par value per share

                               -------------------

         Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes  X         No
                                             -----         -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . /X/

         On June 26, 1996, there were outstanding 6,226,609 shares of Common Stock held by nonaffiliates (without admitting that any person whose shares are not included are affiliates) with an aggregate market value of $43,586,263.00 (based on the closing price of $7.00 per share on the American Stock Exchange).

         As of June 26, 1996, there were issued and outstanding 6,226,609 shares of Common Stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                MEDIA LOGIC, INC.

                                    FORM 10-K

                                               TABLE OF CONTENTS

    ITEM                                                                                              PAGE
- -----------                                                                                        ----------
                                                    PART I
     1.    Description of Business..................................................................   1
     2.    Properties...............................................................................   7
     3.    Legal Proceedings........................................................................   7
     4.    Submission of Matters to a Vote of Security Holders......................................   7

                                                    PART II
     5.    Market for the Registrant's Common Equity Securities and Related Stockholder Matters ....   8
     6.    Selected Financial Data .................................................................   9
     7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.....  10
     8.    Consolidated Financial Statements and Supplementary Data ................................  16
     9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....  16

                                                   PART III
     10.   Directors and Executive Officers of the Registrant ......................................  17
     11.   Executive Compensation...................................................................  17
     12.   Security Ownership of Certain Beneficial Owners and Management...........................  17
     13.   Certain Relationships and Related Transactions...........................................  17

                                                    PART IV
     14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................  18

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS

         Media Logic, Inc. (the "Company") was incorporated in 1982 to develop and manufacture certification equipment to be used by manufacturers of flexible storage media such as floppy disks. The Company currently has two principal data storage product lines, libraries introduced in fiscal year 1996, and certification, test and duplication equipment for flexible computer storage media.

         The Company's data storage libraries have been developed by MediaLogic ADL, ("ADL") a subsidiary of the Company, established in 1994 to develop, market and sell automated data storage libraries. In fiscal year 1996, ADL has introduced automated tape libraries in 4mm and 8mm tape technologies and expects to introduce in fiscal year 1997 automated tape libraries with digital linear tape ("DLT") technology. Tape drives from a number of manufacturers are supported by the libraries as are system management and software configurations from a variety of vendors. In fiscal 1996, the Company sold only pre-production units, and began delivering production units in the first quarter of fiscal 1997. Potential customers for the ADL line of automated tape libraries are data dependent companies in all types of businesses.

         The certification, test and duplication product line includes: 1) certifiers which are used by computer disk manufacturers to test each disk as it is manufactured and to sort disks into three industry established quality categories, 2) tape certification and evaluation equipment used by manufacturers and suppliers of magnetic tapes, to evaluate and qualify the quality of the tapes, and 3) floppy disk duplication equipment utilizing industrial disk drives which have been developed by the Company for use by software publishers and duplicators.

         The discussion in this report includes forward-looking statements based on management's current expectations. To the extent that any of the statements contained herein relating to the Company's products and its operations are forward looking, such statements are based on management's current expectations and involve a number of uncertainties and risks. Factors that could cause future results to differ materially from such expectations include, but are not limited to, the uncertainty surrounding the Company's change in product base from floppy disk/magnetic tape certifiers and evaluators to automated data libraries; the Company's limited experience in manufacturing, marketing and selling automated data libraries and the risk that the Company's new products may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the computer industry; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions in both the United States and overseas markets. As a result, the Company's future development efforts involve a high degree of risk. Actual results may differ materially from such expectations.


INDUSTRY BACKGROUND

         Data Storage

         The rapidly growing availability of huge amounts of data, and the need to readily access that data, has accelerated the demand for reliable and economical data storage capabilities. The expanding role of networks, access to data from the Internet, and the explosion of graphics and imaging applications require ever greater data storage capabilities. With the loss of information being potentially devastating, participants in data dependent businesses have determined that it has become essential to have an automated system for data backup, archival storage and retrieval. The ADL line of automated tape libraries is designed to meet this requirement.

         Libraries can differ substantially in features, capacity and price. The ADL libraries target the low end to mid-range of the market for libraries. The Company believes that the unique architecture of its libraries provides a competitive advantage in reliability and functionality. The Company plans to leverage these competitive advantages to continue to build its position as a key player in the rapidly growing data storage market.

         The market for automated tape libraries is highly competitive and subject to rapid technological change. Competitors vary depending on the underlying tape technology used in the library. The competitors are both small and large companies, including several manufacturers of tape drives who have developed libraries incorporating their own tape technology.

         Certification, Test and Duplication

         The sale of certification equipment to manufacturers of floppy disks has historically been the source of the majority of the Company's revenue. Manufacturers typically certify disks to establish quality levels. Disks are sorted into one of three categories based on quality standards established by the American National Standards Institute ("ANSI"): Category 1 "exceeds ANSI standards"; Category 2 "meets ANSI standards"; and Category 3 "does not meet ANSI standards". The highest grade disks are typically used by software publishers and duplicators while the lesser quality disks are generally sold at retail.

         During the early 1990's significant disk production capacity was added throughout the world, particularly in the lower labor rate markets of Southeast Asia and China. Since that time, there has been a strong rate of growth in demand for disks. The capacity added during the early 1990's has been substantially sufficient to meet requirements. This, along with the fact that price competition among disk manufacturers has driven prices down, substantially reducing margins, has minimized purchases of additional equipment by existing manufacturers and discouraged new manufacturers. Also, some disk manufacturers have discontinued the certification process, choosing instead to sell their disks as low quality into the retail market.

         While demand for disks has continued to increase, growth has been restricted by alternative forms of computer media which have become available. CD-ROM has gained general acceptance as more personal computers are equipped with CD-ROM drives. Many software programs and games which once were delivered on multiple floppy disks now come on a single CD-ROM. Other computer media currently available include floptical disk, which combines optical tracking and magnetic storage, the Mini Disk, a two inch disk offered by Sony Corporation, the flash memory card or PCMCIA card, and higher density floppy disks with dramatically increased storage capabilities. All these media require specialized drives for their operation. Removable hard drives with large storage capacity are also available. The Company believes that the widespread acceptance of the
3.5 inch disk as the standard form of computer media in the industry will ensure its continued use for at least several years as many of the new media technologies have not yet been accepted in the market and, if ultimately accepted, will require several years to be fully integrated into widespread use.

         The market for test and evaluation equipment for magnetic tape is primarily manufacturers of tape and their major customers. The Company believes that it is a leading supplier of such equipment. The Company works closely with the tape manufacturers to develop evaluation capabilities as new types of tapes are introduced to the market.

         While there are several major companies leading the market for duplication of floppy disks, there are hundreds of smaller companies which have more limited duplication requirements. The Company provides a solution to the major duplicators with its AccuCopy line of industrial duplicators which incorporate the Company's AccuCopy industrial drives. The Company also provides a single spindle duplicator to those customers whose requirements are less.

BUSINESS STRATEGY

         The Company's business strategy is to devote a substantial majority and sharply increasing portion of its resources to the development, marketing and sale of its line of ADL automated tape libraries. The Company will continue to support its historical product lines of certifiers, evaluators and duplicators and will aggressively pursue all sales opportunities for new equipment, spare parts and service that become available.

         Automated Tape Libraries

         Going forward, all research and development activities will be conducted and overseen by the Company's engineering department which was established and staffed in fiscal 1996. The establishment of a research and development capability has enabled the Company to end its reliance on outside engineering consultants, giving the Company more immediate control over the direction, costs, and schedule of product design activities.

         The Company believes that the most effective allocation of its resources requires that the manufacture of the automated tape libraries be done by a third party. A strategic alliance has been formed with a third party manufacturer for the production of the ADL libraries. PAGG Corporation, an ISO 9002 certified manufacturer located in Milford, Massachusetts, is currently manufacturing the first generation of automated tape libraries for the Company.

         The Company is developing a sales staff dedicated to the ADL product line. The staff will have responsibility only for the Company's ADL line of automated tape libraries. In order to gain the greatest market exposure and penetration in the shortest amount of time, the Company will focus its sales efforts on Value Added Resellers ("VARs"), Original Equipment Manufacturers ("OEMs") and large end users.

Certifiers, Evaluators and Duplicators

         Opportunities for sales are limited in the Company's traditional markets. There is significant competition for each sales opportunity, leading to severe pricing pressures. The Company believes it is a leading manufacturer of certification equipment by virtue of its proven technology and widespread acceptance of its products and is therefore well positioned to compete for available business. The Company believes it is similarly well situated in the market for tape testing equipment. The Company has gained market share in the duplication market and continues to refine its product offering to meet customer requirements.

         The Company will continue to support owners of its equipment with spare parts and service. Likewise, the Company will seek out and aggressively pursue sales opportunities for its traditional products in their historical markets as well as potential new applications.


PRODUCTS

Automated Tape Libraries

         The ADL line of automated tape libraries includes libraries based on 8mm tape technology and 4mm tape technology with a library based on DLT tape technology scheduled to be produced during fiscal year 1997. Each library developed by ADL capitalizes on the design of its predecessor libraries, shortening the development cycle and increasing reliability. ADL's Scaleable Library Architecture ("SLA") includes radical design innovations for automated tape libraries compared with competitive products.

         Potential customers for the ADL line of automated tape libraries are data dependent companies in all types of businesses. In fiscal 1996, the Company sold only pre-production units, and began delivering production units in the first quarter of fiscal 1997.

         Features of ADL automated tape libraries include:

         * Independent loading mechanisms which can operate with each tape drive simultaneously, eliminating the need for robotic mechanisms and providing critical redundancy to ensure data security and availability.

         * A "hot swap" feature that allows the user to service and add drives to an ADL library without shutting it down, resulting in nearly 100% up time and uninterrupted data availability.

         * The Company believes it has highest ratio of drives to cartridges in the industry, creating multiple data access paths.

         * Mixed Media Interchange capability allowing the user to access through the library data held on media other than those incorporated in the library. For example, the user could store or retrieve data from such media as CD-ROM, QIC tape, 4mm tape or floppy disk through an 8mm library.

         * Scalability of drives, user options and DataPaks for customizing and/or upgrading ADL libraries.

         * Expandability for future applications.


         4mm libraries can be configured with from one to six tape drives and with DataPaks holding from 20 to 72 cartridges, with native storage capacity of up to 288 GB. 8mm libraries can be configured with from one to six tape drives and with DataPaks holding from 14 to 52 cartridges, with native storage capacity of up to 364 GB. The DLT library to be introduced during fiscal year 1997 will be configured with up to five tape drives and with DataPaks holding up to 26 cartridges, with native storage capacity of up to 520 GB. In fiscal 1996, the Company sold only pre-production units, and began delivering production units in the first quarter of fiscal 1997.

Disk Certifiers

         Media Logic manufactures semi-automatic and automatic disk certifiers used by computer disk manufacturers to test each disk as it comes off a production line. The certifiers are designed to run 24 hours a day, seven days a week. Certifiers perform a series of tests on each disk, sorting newly manufactured disks in up to three categories:

         Category 1 - exceeds ANSI standards
         Category 2 - meets ANSI standards
         Category 3 - does not meet ANSI standards

         The Company believed that it is a recognized as the leader in the certifier market because of the high throughput and reliability of its products. Prices range from $50,000 for six spindle hand loaded units to over $500,000 for customized automated 60-spindle systems.

Disk Evaluators

         The ML5000 is a disk evaluator for blank disks. It is widely used by both manufacturers and users of disks. This desktop unit is designed for engineers to provide quality assurance by testing selected samples of computer disks for a variety of performance and manufacturing characteristics. Typical customers include disk manufacturers, software publishers, duplication houses and government agencies. Prices range from $15,000 to $28,000, depending on the configuration.

Tape Certifiers and Evaluators

         The ML4500B is a tape test system designed for maximum flexibility through the use of plug-in modules for the various types of tapes to be tested. The user can add test capabilities to the ML4500B at any time by purchasing additional plug-in modules. Customers include tape manufacturers and users of large amounts of tape. This desktop unit sells in the price range of $65,000 to $90,000.

Duplicators

         The Company manufactures and sells a line of AccuCopy duplicators incorporating the Company's proprietary AccuCopy industrial disk drive. Principal customers for AccuCopy duplicators include disk manufacturers, who are increasingly providing disk formatting and duplication services to maximize the prices they can charge for their disks, and major software duplicators. The Company sells both three and six spindle versions of the AccuCopy duplicator at prices ranging from $24,000 to $60,000.

         The Company also sells the Spectrum line of single spindle duplicators. This product is designed for those customers whose duplication needs are relatively modest or who do not require the industrial quality of the AccuCopy series of duplicators. The Spectrum duplicators are priced in the range of $5,000 per spindle.


SALES AND MARKETING

Automated Tape Libraries

         The Company sells its automated tape libraries through multiple channels including value added resellers ("VARs"), original equipment manufacturers ("OEMs"), and end users. A dedicated sales force was established in fiscal 1996 with the addition of a Vice President of Sales. The Company is currently in the process of establishing and staffing several regional sales offices.

Certifiers, Evaluators and Duplicators

         Currently all the Company's sales are generated by the Company's internal sales group. The Company has sales staff located at its home office in Plainville, Massachusetts and at regional sales offices in Fremont, California and Hong Kong. A technician is located at each regional sales office to provide technical support to the Company's customers in the region.

         The Company provides technical support services to customers throughout the world from its headquarters in Plainville, Massachusetts. Field service personnel staff a technical hotline and coordinate service requirements. In addition, repair and refurbishment services are provided through the field service department.

         Approximately 74% of the Company's fiscal 1996 sales were to customers located outside the United States and, therefore, the Company is subject to risks common to foreign activities including government regulations, political and economic instabilities, trade barriers and transaction risks. Substantially all of the Company's sales are transacted in U.S. dollars eliminating significant currency risk to the Company. In many cases, international shipments are covered by letters of credit.

         In fiscal 1996, no single customer accounted for 10% or more of the Company's sales. Because of the non-recurring nature of the Company's largest orders, the identity of its major customers changes from year to year. Therefore, the Company does not believe that it is dependent on sales to only one customer.

BACKLOG

         At June 26, 1996, the Company's backlog was $1,069,363 compared to $457,000 at June 28, 1995. All of the orders included in the Company's backlog were requested to be filled and completed within six months and are, subject to possible customer cancellation, expected to be filled in that time frame. The Company does not believe its backlog is an accurate prediction of its annual or quarterly revenues.

PATENTS

         Prior to fiscal year 1996, the Company relied upon know-how rather than patents to develop and maintain its competitive position with respect to its historical product lines. Insofar as related to its certifiers, evaluators and duplicators, the Company believes that a variety of factors including its products, design and applications experience, and its reputation are sufficient to protect its interests in these markets.

         The Company recognizes the value of patents in designs and processes and holds the rights under several patent applications covering the underlying technology of its automated tape libraries. The Company expects to seek additional patents as technological advances require. The Company also protects its technology and proprietary information through trade secrets, copyright, trademarks, and licenses.

RESEARCH AND PRODUCT DEVELOPMENT

         The Company has focused its research and development efforts on the ADL line of automated tape libraries. Expenditures for research and development of this product line in fiscal 1996 were $3,374,685, compared with $2,375,698 in fiscal 1995. A substantial portion of the research and development expenditures in fiscal 1996 were made pursuant to a contract with an engineering consulting firm which expired during the year and has not been renewed. All work product generated pursuant to the contract is the property of the Company. During fiscal 1996, the Company established an in-house engineering department which will be responsible for all future research and development activities.


         The Company spent $651,768 on research and development activities related to the certification, evaluation and duplication products in fiscal 1996 compared to $1,575,235 in fiscal 1995 and $1,712,639 in fiscal 1994.


         As of March 31, 1996, the Company employed 13 engineers and designers, including software, mechanical and electrical engineers. Of this number, 9 were assigned to automated tape libraries. The Company expects to add engineers to its staff during fiscal 1997 as it undertakes research and development activities which had previously been conducted by consultants. The Company continues to seek out new products and new applications for its current products.


MANUFACTURING

         All of the Company's certifiers, evaluators and duplicators are manufactured at the Company's Plainville, Massachusetts facility. The Company's manufacturing activities consist of subassembly, final assembly and testing along with software development. Virtually all of the Company's printed circuit boards are manufactured by third parties in the United States. The Company believes that it is advantageous to have multiple sources available for printed circuit boards, fabricated parts and other essential components and generally attempts to locate more than one qualified vendor for the manufacture of each fabricated part used in the production of Company products.

         The Company's ADL line of automated tape libraries is manufactured by PAGG Manufacturing Company of Milford, Massachusetts. The Company believes that PAGG has the technical and manufacturing experience and capacity to meet the Company's requirements in the foreseeable future.

         The Company believes that there are many manufacturers qualified to build the ADL line of automated tape libraries should the Company seek alternative manufacturing sources.


COMPETITION

         Each of the markets in which the Company participates is highly competitive. In each market some of the Company's current and prospective competitors have greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company and which could render certain of the Company's technology obsolete.

         Two Japanese companies, Expert Magnetics and Hi-Tek Seiko, are the Company's principal competitors in the market for certification equipment. AME, an Irish company, is the principal competitor in the market for desk top evaluators. The Company competes with Rimage Corporation and Trace Mountain Corporation among others in the market for duplication equipment.

         Numerous companies are engaged in the development and commercialization of automated tape libraries. Several manufacturers of tape storage systems have introduced libraries incorporating their tape drives. These companies include IBM, Hewlett-Packard, Exabyte and Quantum Corporation. The Company does not own proprietary tape drive technology and is therefore dependent on third party manufacturers of storage devices for incorporation of its libraries. Other competitors in the automated tape library market include Odetics, Qualstar, Spectra Logic, and ADIC.


EMPLOYEES

         The Company had 45 employees on March 31, 1996, of whom 26 were located in Plainville, Massachusetts, 3 were located at the regional sales office in Fremont, California, 3 were located at the regional sales office in Hong Kong, and 13 were located in Boulder, Colorado at the offices of MediaLogic ADL. Of the total employees, 13 are engaged in research and development, 7 in sales and marketing, 3 in finance, 4 in administration and 18 in operations. The Company's employees are not represented under any collective bargaining agreement. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

         The Company leases its headquarters in Plainville, Massachusetts from a realty trust, the beneficiaries of which are David R. Lennox, the former Chairman of the Company, and Klaus J. Peter, a Senior Vice President of the Company. The facility has a total of 18,000 square feet. See Note 3 of Notes to Consolidated Financial Statements.

         The regional sales office in Fremont, California occupies a leased office suite of approximately 1200 square feet. The regional sale office in Hong Kong occupies an approximately 1000 square foot leased office suite in central Hong Kong.

         MediaLogic ADL occupies a leased facility of approximately 6000 square feet in Boulder, Colorado. The facility includes sales and marketing offices as well as space for research and development and service.


ITEM 3.  LEGAL PROCEEDINGS

         On January 17, 1996, the Company and its subsidiary, MediaLogic ADL, Inc. ("ADL") filed an action against Christian P. Marlowe ("Marlowe") and the Marlowe Engineering Company ("Marlowe Engineering") , formerly consulting engineers to the Company, seeking a declaratory judgment as to the enforceability of several contracts between the Company and ADL and Marlowe and Marlowe Engineering.

              On June 5, 1996, Marlowe and Marlowe Engineering filed an answer and counterclaim. The Company and ADL believe that the counterclaims are without merit and that the Company and ADL have complied in all material respects with the terms of the contracts with Marlowe and Marlowe Engineering. The Company and ADL further believe that, in any event, a negative decision by the Court would not have a material adverse effect on the Company or ADL.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS


PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is traded on the American Stock Exchange under the symbol "TST". Subsequent to the Company's initial public offering in 1987 until March 17, 1992, the Company's Common Stock traded on the NASDAQ Stock
Market under the symbol "TSTM". The Company's Common Stock commenced trading on the American Stock Exchange Emerging Company Marketplace on March 18, 1992, under the symbol "TST.EC" and on the American Stock Exchange on October 14, 1992, under the symbol "TST". The following table sets forth high and low closing sale prices of the Common Stock on the American Stock Exchange during the periods indicated below.

                                                         HIGH        LOW
                                                         PRICE      PRICE
                                                         -----      -----

FISCAL 1995
     First Quarter .........................             $2.69      $1.81
     Second Quarter ........................              2.31       1.38
     Third Quarter .........................              2.94       2.25
     Fourth Quarter ........................              2.69       1.94
FISCAL 1996
     First Quarter .........................              2.06       1.25
     Second Quarter ........................              6.06       1.38
     Third Quarter .........................              9.63       4.19
     Fourth Quarter ........................              8.56       5.75




           As of June 26, 1995, there were 263 shareholders of record.


DIVIDEND POLICY

         The Company has not paid cash dividends since its inception. The Company currently intends to retain all of its earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

           The following selected data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                  YEAR  ENDED MARCH 31,
                                                    --------------------------------------------------
                                                     1992       1993      1994       1995        1996
                                                    ------    -------   -------    --------    -------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Net sales .......................................   $8,572    $21,267   $15,489    $  5,836    $ 3,578
Cost of sales ...................................    4,463      9,346     6,727       5,521      2,801
                                                    ------    -------   -------    --------    -------

     Gross profit ...............................    4,109     11,921     8,762         315        777
Operating  expenses:
Selling, general and administrative .............    2,444      4,533     5,462       5,503      4,651
Research and development ........................      569      1,071     1,712       3,951      4,026
                                                    ------    -------   -------    --------    -------

     Income (loss) from operations ..............    1,096      6,317     1,588      (9,139)    (7,900)
Settlement Costs ................................       --         --      (676)     (2,230)       (30)
Other income (expense) ..........................      (11)        64       264         220        111
                                                    ------    -------   -------    --------    -------
     Income (loss) before provision (benefit) for
         income taxes ...........................    1,085      6,381     1,176     (11,149)    (7,819)
Provision (benefit) for income taxes ............      136      2,152       446      (1,168)         0
                                                    ------    -------   -------    --------    -------
     Net income (loss) ..........................   $  949    $ 4,229   $   730    $ (9,981)   $(7,819)
                                                    ======    =======   =======    ========    =======

     Net income (loss) per common and common
       equivalent share .........................   $ 0.25    $  1.01   $   .15    $  (2.01)   ($ 1.40)
                                                    ======    =======   =======    ========    =======

Weighted average number of common and
    common equivalent shares outstanding ........    3,858      4,169     4,975       4,968      5,585







                                                                         MARCH 31,
                                                    --------------------------------------------------
                                                     1992       1993      1994       1995        1996
                                                    ------    -------   -------    --------    -------

BALANCE SHEET DATA:

     Working capital ............................   $2,392    $ 7,269   $18,783    $  8,473    $6,163

      Total assets ..............................    4,555     12,879    22,705      11,104     7,965

      Long-term debt, less current portion ......       --         --        --          --        --
      Stockholders, equity ......................   $2,960    $ 7,830   $19,720    $  9,767    $7,016

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         Prior to fiscal 1994, the Company was principally engaged in the development, manufacture and sale of test equipment for computer media, primarily floppy disks and tape. Beginning in fiscal 1994, the Company developed and brought to market a heavy duty industrial disk drive and floppy disk duplication equipment which incorporated the drives. Together, these products constituted what is now considered to be the Company's traditional business. The market for these traditional products has been negatively impacted in recent years by a number of factors including but not limited to:

         * competition among disk manufacturers, the principal customer for the Company's certification equipment, which led to lower disk prices. Manufacturers had less money to spend on additional capital equipment and the low margins made the business unattractive to potential new entrants,

         * the wide spread acceptance of CD-ROM as an effective medium for the delivery of software negatively impacted the demand for higher quality disks,

         * the closing of the Chinese market, eliminating the Company's largest market for new equipment and providing a source of used equipment to be sold in non-Chinese markets in competition with the Company's new equipment.

         The Company recognized the declining nature of its traditional markets and in fiscal 1995 established a subsidiary company, MediaLogic ADL, Inc., ("ADL"), to develop, market and sell automated tape libraries into the data storage market. The Company believes that the market for automated tape libraries is large and growing and that the line of libraries which has been developed by the Company meets the data storage and retrieval requirements of a large range of customers. The substantial majority of the Company's resources are now, and will continue increasingly to be, devoted to the development of this product line. The Company expects the majority of its sales in fiscal 1997 to be generated by the ADL line of automated tape libraries.


RESULTS OF OPERATIONS

         The following table sets forth, for the indicated periods, certain data as percentages of the Company's net sales.

                                                                        YEAR ENDED MARCH 31,
                                                                        --------------------
                                                                  1994          1995         1996
                                                                 ------        ------        -----

Net sales ..............................................         100.0%        100.0%        100.0%
Cost of goods sold .....................................          43.4          94.6          78.3
                                                                 -----        ------        ------

          Gross profit .................................          56.6           5.4          21.7
Selling, general and administrative expenses ...........          35.3          94.3         130.0
Research and development expenses ......................          11.1          67.7         112.5
                                                                 -----        ------        ------
          Operating income .............................          10.2        (156.6)       (220.8)
Settlement Costs .......................................          (4.4)        (38.2)         (0.8)

Other income ...........................................           1.7           3.7           3.1
                                                                 -----        ------        ------

          Income (loss) before taxes ...................           7.5        (191.1)       (218.5)
Provision (Benefit) for Income Taxes ...................           2.9         (20.0)          0.0
                                                                 -----        ------        ------

 Net income (loss) .....................................           4.6%       (171.1%)      (218.5%)

Twelve Months Ended March 31, 1996 Compared to Twelve Months Ended March 31,
1995

     Sales for the twelve month period ended March 31, 1996 decreased by 38.7% compared to fiscal 1995 which had decreased by 62.3% compared to fiscal 1994. This steady decline in revenue is primarily the result of severe pricing pressures in the sale of floppy disks, discouraging current manufacturers from adding capacity and creating barriers to new entrants into the market. Additionally, a significant number of manufacturers of floppy disks have gone out of business, particularly in China, flooding the market with used equipment. This has led to increased competition for the limited opportunities available and lower prices for equipment.

Revenues by product are summarized in the following table.

                       FISCAL 1996                FISCAL 1995              FISCAL 1994
                    -----------------          -----------------        -----------------
Certifiers             $   775,960                 $ 2,706,400              $ 10,523,090
Disk Evaluators             69,510                     294,905                 1,499,058
Tape Evaluators            527,337                   1,261,961                   930,105
AccuCopy                   629,317                     498,835                    93,070
Spares                   1,576,112                   1,073,593                 2,443,940
                       -----------                 -----------              ------------
                       $ 3,578,236                 $ 5,835,694              $ 15,489,263
                       ===========                 ===========              ============


     Revenue from the sale of certifiers accounted for 21.7% of the Company's revenues in fiscal 1996 as compared to 46.4% in fiscal 1995 and 67.9% in fiscal 1994. This is reflective of the fact that disk manufacturers are not adding manufacturing capacity and therefore do not require additional certifiers. Sales of new certifiers are also adversely affected by the availability of used certifiers. The Company believes that it continues to be a leading manufacturer of disk certification equipment and that it is well positioned to secure what opportunities become available. However, the Company does not expect the market for disk certification equipment to increase substantially in fiscal 1997, and the Company furthermore expects to continue to encounter severe competition for those opportunities which arise.

     Revenue from disk evaluators represents 2% of the Company's revenue in fiscal 1996 compared to 5.1% of sales in fiscal 1995 and 9.7% of sales in fiscal 1994. As with certifiers, sales of disk evaluators, which are used primarily by disk manufacturers to test the quality of disks from their production, are directly related to the addition of manufacturing capacity.

     Revenue from tape evaluators decreased to 14.7% of sales in fiscal 1996 compared to 21.6% in fiscal 1995 and 6% in fiscal 1994. The Company believes that fiscal 1995 sales were higher because of the introduction of the 4500B tape evaluator during that fiscal year and that fiscal 1996 sales are representative of the market for the Company's tape evaluator products.

     AccuCopy drives and duplicators represent 17.6% of fiscal 1996 revenues as compared to 8.5% of fiscal 1995 revenues and 1% of fiscal 1994 revenues. The increase is primarily in the sale of duplicators which incorporate AccuCopy drives as the Company has established itself as a viable supplier to the duplication market.

     Customer service and spares business accounted for 44% of the Company's sales in fiscal 1996, 18.4% in fiscal 1995, and 15.8% in fiscal 1994. This represents an increase of 47% in actual revenues for service and spares, despite a significant reduction in new system sales. The Company has emphasized the sale of service and spare parts to take advantage of its installed base and to offset a portion of the shortfall in new system sales.

     Sales of the ADL line of automated libraries constituted less than one percent of total sales in fiscal 1996. The Company expects sales of this product line to be a substantial portion of the Company's revenues in fiscal 1997.

     International revenues decreased from $4,365,142 in fiscal 1995 to $2,636,264 in fiscal 1996. Sales fell in all geographic regions, reflecting general industry conditions. The Company is continuing to pursue opportunities in sections of the world which have not previously been served by disk manufacturers. The following table summarizes sales by geographic region.

SALES BY GEOGRAPHIC REGION

                             FISCAL 1996  FISCAL 1995   FISCAL 1994

                             -----------  -----------   -----------
Far East (excluding China)    $1,588,867   $2,368,837   $ 6,181,109
China                              6,529            0     2,960,843
Europe                           272,617      793,793     2,608,393
Domestic                         941,972    1,470,552     1,517,206
Other                            768,251    1,202,512     2,221,712
                              ----------   ----------   -----------
                              $3,578,236   $5,835,694   $15,489,263
                              ==========   ==========   ===========

Total costs and expenses, excluding any income tax provision (benefit), as a percentage of revenue were 322.6% in fiscal 1996 as compared to 295.3% in fiscal 1995 and 94.3% in fiscal 1994. The principal reason, discussed in detail below, has been the decision by the Company to aggressively fund the development and introduction of the ADL line of automated tape libraries. Strict controls have been instituted on the traditional portion of the Company's business and the effect of these controls is reflected in the results. All manufacturing of the Company's traditional product lines was consolidated at the Company's Plainville, Massachusetts facility. Employees numbered 45 at March 31, 1996 as compared to 74 at March 31, 1995. 32 employees were assigned to the Company's traditional product lines while 13 were assigned to the ADL project. Headcount of June 26, 1996, is 43. The Company expects to add additional employees to the ADL project during fiscal 1997. Headcount by location is as follows:

HEADCOUNT BY LOCATION

                           JUNE 28,    MARCH 31,   MARCH 31,   MARCH 31,
                             1996        1996        1995        1994
                           --------    ---------   ---------   ---------
Media Logic, Plainville       24          26          53          56
Media Logic, West              2           3          10          10
Media Logic Far East           3           3           3           4
Media Logic ADL               14          13           8          --
                              --          --          --          --
                              43          45          74          70
                              ==          ==          ==          ==


     Cost of goods sold as a percentage of revenue decreased to 78.3% in fiscal 1996 from 94.6% in fiscal 1995 and 43.4% in fiscal 1994. The reduction in the cost of goods sold percentage from 1995 to 1996, despite a significant reduction in sales for that period, reflects the strict controls which have been instituted by the Company. Future gross margins will be impacted by continuing cost reduction programs, the product mix of future revenues including the ADL line of automated tape libraries, and sales volume. The Company will continue to monitor events in an attempt to improve its gross margin levels.

RESEARCH AND DEVELOPMENT

     Research and development expense increased approximately 2% from $3,950,933 in fiscal 1995 to $4,026,453 in fiscal 1996. 84% of the total research and development expenditures in fiscal 1996 were associated with the ADL line of automated tape libraries which is the Company's primary area of focus. ADL research and development expenses increased by 42% in fiscal 1996 over the prior year. Research and development expenses related to the Company's traditional product lines of certification, evaluation and duplication decreased by 59% to $651,768 in fiscal 1996. The following table represents all of the research and development costs for the periods indicated.

                            FISCAL 1996  FISCAL 1995  FISCAL 1996

                            -----------  -----------  -----------
ADL related                   3,374,685    2,375,698           --
Other                        $  651,768   $1,575,235   $1,712,639
                             ----------   ----------   ----------
                             $4,026,453   $3,950,933   $1,712,639
                             ==========   ==========   ==========



SELLING GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

     SG&A expenses decreased by $852,239 or 15% from fiscal 1995. SG&A expenditures related to the Company's traditional product lines were reduced by $1,159,369 or 27.5% in fiscal 1996 as compared to fiscal 1995. SG&A expenses associated with the ADL line of automated tape libraries increased by $307,130 or 24% in fiscal 1996 compared to the prior fiscal year.

                          FISCAL 1996  FISCAL 1995  FISCAL 1994
                          -----------  -----------  -----------
ADL                         1,599,403    1,292,273           --
Other                      $3,051,674   $4,211,043   $5,461,919
                           ----------   ----------   ----------
                            4,651,077   $5,503,316   $5,461,919
                           ==========   ==========   ==========



OTHER EXPENSES

 .    None.

TWELVE MONTHS ENDED MARCH 31, 1995 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
1994

     Revenue from the sale of certifiers accounted for 46.4% of Company revenues in fiscal 1995 as compared to 67.9% in fiscal 1994 and 81.1% in fiscal 1993, due to the depressed market for certification equipment.

     Revenues from tape evaluators represented 21.6% of the Company revenue in fiscal 1995, as compared to 6.0% in fiscal 1994. The primary reason for this increase was the introduction by the Company in fiscal 1995 of the ML4500B Removable Media Evaluator.

     Disk evaluator sales dropped from 9.7% of sales in fiscal 1994 and to 5.1% of sales in fiscal 1995. The reduction in expenditures for capital equipment by disk manufacturers directly resulted in lower sales of the ML5000 Disk Evaluator which is primarily used by manufacturers to test the quality of disks from their production.

     AccuCopy drives and duplicators represented 8.5% of sales in fiscal 1995 as compared to 1% in fiscal 1994.

     Customer service and spares business accounted for 18.4% of the Company's sales in fiscal 1995 and 15.8% in fiscal 1994. Revenues from customer service and spares dropped from $2,443,940 in fiscal 1994 to $1,073,593 in fiscal 1995. This was directly due to lower certifier sales. Large spares orders are typically placed when new systems are delivered and the lower number of system sales resulted in fewer spares orders.

     International revenues decreased from $13,972,057 to $4,365,142 and decreased as a percentage of sales from 90.2% in fiscal 1994 to 74.8% in fiscal 1995. Far East revenues, excluding China, decreased from $6,181,109 to $2,368,837. The Company believes that some products are subsequently resold by the original buyer to companies in China, but is unable to definitively determine the amount of such sales. European revenues decreased from $2,608,393 to $793,793.

     Total costs and expenses, excluding any income tax provision (benefit), as a percentage of revenue were 295.3% in fiscal 1995 compared with 94.3% in fiscal 1994. Principal reasons, which are discussed more fully below, include a revenue shortfall below the level required to absorb fixed costs, the necessity to maintain research and development costs at a relatively high level through a portion of the fiscal year to complete new products, and reduced margins due to competitive pricing pressures. The Company has taken several steps to reduce costs including staff reductions, consolidation of operations and institution of strict financial controls. Headcount totaled 74 at the end of fiscal 1995 as compared to 70 at the end of fiscal 1994.

     Cost of goods sold as a percentage of revenues increased to 94.6% from 43.4% in fiscal 1994. Margins decreased across product lines as a result of competitive pricing pressures.

     Research and development expenses increased 131% to $3,950,933 in fiscal 1995 compared to $1,712,639 in fiscal 1994. There were two major research and development efforts in fiscal 1995. The Company completed and introduced to market a new disk certifier, tape evaluator and duplication equipment. The associated research and development has been completed and engineering support has been reduced to sustaining levels. Research and development headcount in these areas was reduced from 17 at March 31, 1994, to 9 at March 31, 1995.

     The second major area of research and development expenditure was the development of the automated data storage library product line by the Company's ADL subsidiary. This effort, which commenced in July 1994, was a major consumer of the Company's resources.

     SG&A expenses increased by $41,397 or less than 1% from fiscal 1994. Overhead reductions made in response to business conditions led to a decrease in SG&A expenses for Plainville, Media Logic West and MLFE of $1,250,876 or 23% over fiscal 1994. At the same time the Company incurred additional SG&A expenses related to the start up of the ADL subsidiary.

     On October 7, 1994, the Company entered into a Stipulation of Settlement in the litigation captioned IN RE MEDIA LOGIC SECURITIES LITIGATIONS. Under the terms of the Stipulation of Settlement, the Company made a payment of $2.05 million to resolve all claims of purchasers of its common stock between January 5, 1993, and September 9, 1993, against the Company, David Lennox, Klaus Peter and Paul O'Brien. The Company and individual defendants deny any wrongdoing but entered the Stipulation of Settlement to avoid the expense, burden and uncertainty associated with continued litigation. On September 19, 1994, the Company agreed to the payment of the $2.05 million as settlement of the suit discussed above. Accordingly, the Company recognized a provision in the accompanying financial statements in the second quarter of fiscal 1995 of $2.230 million, including legal cost.

     The Company's effective income tax rate was a 10% benefit in fiscal 1995, compared to 38% provision in fiscal 1994. The effective tax benefit in fiscal 1995 relates to the amount of federal net operating loss carrybacks generated in the current year. The higher effective tax rate in fiscal 1994 resulted primarily from the increase of the deferred tax asset valuation allowance which is partially offset by a greater foreign sales corporation tax credit in fiscal 1994.

QUARTERLY INFORMATION

     The following selected data of the Company is qualified by and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis and Results of Operations" included elsewhere in this report.

                                                                         QUARTER ENDED
                                       --------------------------------------------------------------------------------------

                                       JUNE 30,  SEPT. 30,   DEC. 31,  MARCH 31,  JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                        1994       1994       1994        1995      1995       1995        1995      1996
                                       --------  ---------   --------  ---------  --------   ---------   --------   ---------
                                                                     (DOLLARS IN THOUSANDS)

Net sales ..........................       532        974      2,124      2,206        667        701      1,070      1,140
Cost of sales ......................     1,280        804      1,382      2,055        567        543        752        939
                                       -------    -------    -------    -------    -------    -------    -------    -------
  Gross profit (loss) ..............      (748)       170        742        151        100        158        318        201
Selling, general and
  administrative expenses ..........     1,330      1,420      1,595      1,158      1,122      1,088      1,192      1,250
Research and development
  expenses .........................       712        875      1,319      1,045        900        751        957      1,417
                                       -------    -------    -------    -------    -------    -------    -------    -------

Income (loss) from operations ......    (2,790)    (2,125)    (2,172)    (2,052)    (1,922)    (1,681)    (1,831)    (2,466)
Settlement Costs ...................        --     (2,230)        --         --         --         --         --        (30)
Other income .......................        82        107         16         15         24         16         49         22
                                       -------    -------    -------    -------    -------    -------    -------    -------
  Income (loss) before provision
    (benefit) income taxes .........    (2,708)    (4,248)    (2,156)    (2,037)    (1,898)    (1,665)    (1,782)    (2,474)
Provision (benefit) for income
  taxes.............................      (300)      (300)      (300)      (268)         0          0          0          0
                                       -------    -------    -------    -------    -------    -------    -------    -------
  Net income (loss) ................   $(2,408)   $(3,948)   $(1,856)   $(1,769)   $(1,898)   $(1,665)   $(1,782)   $(2,474)
                                       -------    -------    -------    -------    -------    -------    -------    -------


     The following table sets forth for the periods indicated the percentage of net sales represented by the indicated items:

                                                                         QUARTER ENDED
                                       JUNE 30,  SEPT. 30,   DEC. 31,  MARCH 31,  JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,
                                        1994       1994       1994        1995      1995       1995        1995      1996
                                       --------  ---------   --------  ---------  --------   ---------   --------   ---------

Net Sales ..........................     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%     100.0%

Cost of sales ......................     240.6       82.5       65.1       93.2       85.0       77.5       70.3       82.4
                                        ------     ------     ------      -----     ------     ------     ------     ------
  Gross profit (loss) ..............    (140.6)      17.5       34.9        6.8       15.0       22.5       29.7       17.6
Selling, general and
  administrative expenses ..........     250.1      145.8       75.1       52.5      168.2      155.2      111.4      109.6
Research and development
  expenses .........................     134.0       89.8       62.1       47.3      134.9      107.1       89.4      124.3
                                        ------     ------     ------      -----     ------     ------     ------     ------

Income (loss) from operations ......    (524.7)    (218.1)    (102.3)     (93.0)    (288.1)    (239.8)    (171.1)    (216.3)

Settlement Costs ...................        --     (229.0)        --         --                                        (2.6)

Other income .......................      15.4       11.0         .8         .7        3.5        2.3        4.6        1.9
                                        ------     ------     ------      -----     ------     ------     ------     ------

Income (loss) before provision
(benefit)  for income taxes ........    (509.3)    (436.1)    (101.5)     (92.3)    (284.6)    (237.5)    (166.5)    (217.0)

Provision (benefit) for income
taxes ..............................     (56.4)     (30.8)     (14.1)     (12.1)       0.0        0.0        0.0        0.0
                                        ------     ------     ------      -----     ------     ------     ------     ------
  Net income (loss) ................    (452.9%)   (405.3%)    (87.4%)    (80.2%)   (284.6%)   (237.5%)   (166.5%)   (217.0%)
                                        ------     ------     ------      -----     ------     ------     ------     ------

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company had working capital of $6.2 million compared to $8.5 million at March 31, 1995. The current ratio was 7.5 to 1 as of March 31, 1996 and 7.3 to 1 as of March 31, 1995. The decrease in working capital was principally due to significant operating losses and funding of the development of the ADL family of products.

     The Company has no debt nor does it have a line of credit or other committed source of additional financing.

     In September 1995, the Company privately placed 1,000,000 shares of its Common Stock with Raymond W. Leclerc, a private investor. The shares were priced at $5.00 per share and subject to an absolute restriction on resale for a period of one year, and, thereafter, certain other resale restrictions. Mr. Leclerc may not acquire additional shares of the Company's stock if, as a result thereof, he would own beneficially more than 25% of the Company's Common Stock then outstanding. The Company has granted Mr. Leclerc certain rights for the registration of the shares purchased on this placement and appointed Mr. Leclerc to the Company's Board of Directors. Net proceeds from the placement are to be used exclusively in connection with the Company's Automated Data Library (ADL) business.

     The Company's internal operating plan for fiscal 1997 shows cash resources will be available to fund operations through March 31, 1997, if the plan is substantially achieved. However, because the plan is in large part based on the sale of ADL automated tape libraries which are currently being introduced into the market and have not yet achieved widespread acceptance, there is a risk that the plan might not be achieved. The Company believes that additional sources of financing would be available if required, but the Company does not have a committed source of additional funds. Should the Company be required to raise additional funds, it has no assurance that it would be able to do so in a timely manner or on favorable terms.

     The Company continually monitors the changing business conditions and takes whatever actions it deems necessary to protect and promote the Company's interests.

SEASONALITY

     The Company's business is not seasonal in nature.

INFLATION

     The Company does not believe that its operations have been materially affected by inflation.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Page F-1 for the index to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this item is incorporated by reference to the discussion response thereto under the caption "Proposal 1 - Election of Directors" and 16(a) Beneficial Ownership Reporting Compliance in the Company's Proxy Statement for the 1996 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this item is incorporated by reference to the discussion response thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this item is incorporated by reference to the discussion response thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 1996 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this is incorporated by reference to the discussion response thereto under the caption "Certain Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are flied as part of this report:

     1. Financial Statements:
     See Item 8, Consolidated Financial Statements and Supplementary Data

     2. Schedule:
     Report of Independent Public Accountants on Supplementary Schedule

     II   -Valuation and Qualifying Accounts for the years ended March 31, 1994,
           1995, and 1996

     3. Exhibits required to be filed by Item 601 of Regulation S-K and by Item 14(c):
     3.1  Restated Articles of Organization*
     3.2  By-Laws of Registrant**
     4.   Specimen of Registrant's Common Stock Certificate**
     10.1 Amended and Restated Profit Sharing and 401(k) Plan effective April 1, 1992***(****)
     10.2 1991 Stock Option Plan****(*****)
     10.3 Lease between the Company and D&K Realty Trust, dated April 1, 1993**
     10.4 Combination Agreement between the Company and John Miller and Peter Moore, dated as of March 1, 1993***
     10.5 Employment Contract between the Company and its Chief Executive Officer, William Davis****
     10.6 Employment Contract between the Company and its Chief Financial Officer, Paul O'Brien****
     10.7 First Amendment to the Employment Contract between the Company and its Chief Executive Officer, William Davis****
     10.8 First Amendment to the Employment Contract between the Company and its Chief Financial Officer, Paul O'Brien****
     10.9 Stock Purchase Agreement between the Company and Raymond W. Leclerc
     23.  Consent of Arthur Andersen LLP

     (b) Reports on Form 8-K:
       Not applicable.

* Incorporated by reference to Annual Report Form 10-K for fiscal year ended March 31, 1993

** Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-18 (No 33-14722-B) effective July 23, 1987.

*** Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-2 (No 33-63014) filed May 19, 1993.

**** Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

***** Incorporated by reference to the Proxy Statement of the Registrant filed pursuant to Rule 14a-6, dated June 25, 1992.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                               Media Logic, Inc.

                                            /s/ WILLIAM E. DAVIS, JR.
                                  By:___________________________________________
                                               WILLIAM E. DAVIS, JR.
                                        CHIEF EXECUTIVE OFFICER AND PRESIDENT

                                              /s/ PAUL M. O'BRIEN
                                  By:___________________________________________
                                                 PAUL M. O'BRIEN
                                     VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND
                                     PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

  DATE: JUNE 28, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                            TITLE                      DATE
           ---------                            -----                      ----

   /s/ WILLIAM E. DAVIS, JR.                DIRECTOR AND               JUNE 28, 1996
__________________________________     CHIEF EXECUTIVE OFFICER
      WILLIAM E. DAVIS, JR.                 AND PRESIDENT

      /s/ KLAUS J. PETER                DIRECTOR AND EXECUTIVE         JUNE 28, 1996
__________________________________          VICE PRESIDENT
         KLAUS J. PETER

     /S/ F. MICHAEL HRUBY                     CHAIRMAN                 JUNE 28, 1996
__________________________________
        F. MICHAEL HRUBY

    /s/ HAROLD B. SHUKOVSKY                   DIRECTOR                 JUNE 28, 1996
__________________________________
       HAROLD B. SHUKOVSKY

    /s/ JOSEPH L. MITCHELL                    DIRECTOR                 JUNE 28, 1996
__________________________________
       JOSEPH L. MITCHELL

     /s/ FRANCIS S. WYMAN                     DIRECTOR                 JUNE 28, 1996
__________________________________
        FRANCIS S. WYMAN

    /s/ RAYMOND W. LECLERC                    DIRECTOR                 JUNE 28, 1996
__________________________________
       RAYMOND W. LECLERC



                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE

CONSOLIDATED FINANCIAL STATEMENTS:

   Report of Independent Public Accountants                                F-2

   Consolidated Balance Sheets as of March 31, 1996 and 1995               F-3

   Consolidated Statements of Operations for the Years
   Ended March 31, 1996, 1995 and 1994                                     F-4

   Consolidated Statements of Stockholders' Equity for the Years
   Ended March 31, 1996, 1995 and 1994                                     F-5

   Consolidated Statements of Cash Flows for the Years
   Ended March 31, 1996, 1995 and 1994                                     F-6

   Notes to Consolidated Financial Statements                              F-7

FINANCIAL STATEMENT SCHEDULE:

   Report of Independent Public Accountants on Supplementary Schedule      S-1

   Schedule II--Valuation and Qualifying Accounts                          S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Media Logic, Inc.:

We have audited the accompanying consolidated balance sheets of Media Logic, Inc. (a Massachusetts corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Logic, Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                                         /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
June 5, 1996

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS--MARCH 31, 1996 AND 1995

                                     ASSETS

                                                                                        1996                 1995
CURRENT ASSETS:
  Cash and cash equivalents (Note 4(a))                                             $  3,545,477          $   911,729
  Marketable securities                                                                       --            2,031,289
  Refundable income taxes                                                                 27,658            1,729,630
  Accounts receivable, net of allowance for doubtful accounts of approximately           998,403            1,248,055
    $471,000 and $557,000 at March 31, 1996 and 1995, respectively
  Inventories                                                                          2,467,149            3,694,397
  Prepaid expenses and other current assets                                               73,397              194,472
                                                                                    ------------          -----------
        Total current assets                                                           7,112,084            9,809,572
                                                                                    ------------          -----------
PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment                                                              1,554,498            1,525,578
  Office equipment and fixtures                                                          397,886              376,910
  Leasehold improvements                                                                 256,766              255,502
  Vehicles                                                                                65,283               65,283
                                                                                    ------------          -----------
                                                                                       2,274,433            2,223,273

  Less--Accumulated depreciation and amortization                                      1,481,395              965,991
                                                                                    ------------          -----------
                                                                                         793,038            1,257,282
                                                                                    ------------          -----------
OTHER ASSETS                                                                              59,870               37,586
                                                                                    ------------          -----------
                                                                                    $  7,964,992          $11,104,440
                                                                                    ============          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                                  $    343,873          $   839,033
  Accrued expenses                                                                       605,453              478,558
  Customer deposits                                                                           --               19,709
                                                                                    ------------          -----------
        Total current liabilities                                                        949,326            1,337,300
                                                                                    ------------          -----------
COMMITMENTS AND CONTINGENCIES (Notes 2 and 5)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value-
    Authorized--20,000,000 shares
    Issued and outstanding--6,213,809 shares and 4,979,000 shares
      at March 31, 1996 and 1995, respectively                                            62,138               49,790
  Additional paid-in capital                                                          19,167,072           14,112,075
  Retained deficit                                                                   (12,213,544)          (4,394,725)
                                                                                    ------------          -----------
        Total stockholders' equity                                                     7,015,666            9,767,140
                                                                                    ------------          -----------
        Total liabilities and stockholders' equity                                  $  7,964,992          $11,104,440
                                                                                    ============          ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                      1996                   1995                    1994

NET SALES                                          $ 3,578,236           $  5,835,694           $15,489,263

COST OF SALES                                        2,801,009              5,520,891             6,726,916
                                                   -----------           ------------           -----------

    Gross profit                                       777,227                314,803             8,762,347

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         4,651,077              5,503,316             5,461,919

RESEARCH AND DEVELOPMENT EXPENSES                    4,026,453              3,950,933             1,712,639
                                                   -----------           ------------           -----------

    Income (loss) from operations                   (7,900,303)            (9,139,446)            1,587,789

OTHER INCOME (EXPENSE):
   Interest income                                     144,583                248,601               291,153
   Settlement costs                                    (30,000)            (2,230,000)             (675,930)
   Other                                               (33,099)               (28,475)              (27,094)
                                                   -----------           ------------           -----------

    Income (loss) before provision (benefit)
    for income taxes                                (7,818,819)           (11,149,320)            1,175,918

PROVISION (BENEFIT) FOR INCOME TAXES                        --             (1,168,000)              446,000
                                                   -----------           ------------           -----------

    Net income (loss)                              $(7,818,819)          $ (9,981,320)          $   729,918
                                                   ===========           ============           ===========

NET INCOME (LOSS) PER COMMON AND COMMON

EQUIVALENT SHARE                                   $     (1.40)          $      (2.01)          $       .15
                                                   ===========           ============           ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING                 5,585,025              4,968,141             4,974,550
                                                   ===========           ============           ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994


                                                                                 Additional   Retained     Cumulative     Total
                                                               Common Stock       Paid-in     Earnings     Translation Stockholders'
                                                             Shares     Amount    Capital     (Deficit)    Adjustment     Equity

BALANCE, MARCH 31, 1993                                     3,882,800  $28,828  $ 2,932,091  $  4,856,677   $ 2,314  $  7,829,910

Net income                                                         --       --           --       729,918        --       729,918

Proceeds from second public offering, net of issuance
costs of approximately $1,228,000                           1,000,000   10,000   10,762,289            --        --    10,772,289

Exercise of stock options, including related tax benefit       70,000      700      297,382            --        --       298,082

Compensation related to issuance
of nonqualified stock options                                      --       --       76,568            --        --        76,568

Exercise of common stock purchase warrants                      8,000       80       15,920            --        --        16,000

Cumulative translation adjustment                                  --       --           --            --    (2,314)       (2,314)
                                                            ---------  -------  -----------  ------------   -------  ------------

BALANCE, MARCH 31, 1994                                     4,960,800   49,608   14,084,250     5,586,595        --    19,720,453

Net loss                                                           --       --           --    (9,981,320)       --    (9,981,320)

Exercise of stock options, including related tax benefit       17,200      172       15,278            --        --        15,450

Compensation related to issuance of stock options               1,000       10       12,547            --        --        12,557
                                                            ---------  -------  -----------  ------------   -------  ------------

BALANCE, MARCH 31, 1995                                     4,979,000   49,790   14,112,075    (4,394,725)       --     9,767,140

Net loss                                                           --       --           --    (7,818,819)       --    (7,818,819)

Exercise of stock options                                     103,900    1,039       83,138            --        --        84,177

Proceeds from private placement of common stock, net
of issuance costs of $16,832                                1,130,909   11,309    4,971,859            --        --     4,983,168
                                                            ---------  -------  -----------  ------------   -------  ------------

BALANCE, MARCH 31, 1996                                     6,213,809  $62,138  $19,167,072  $(12,213,544)  $    --  $  7,015,666
                                                            =========  =======  ===========  ============   =======  ============

   The accompanying notes are an integral part of these consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                             1996            1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $(7,818,819)   $(9,981,320)   $    729,918
   Adjustments to reconcile net income (loss) to net
   cash used in operating activities-
     Depreciation and amortization                            549,631        424,436         280,715
     Compensation expense related to nonqualified
     stock options                                                 --         12,557          76,568
     Loss on sale and retirements of property and              44,235        134,460          30,531
     equipment
     Deferred income taxes                                         --        466,575        (122,950)
     Changes in assets and liabilities-
       Refundable income taxes                              1,701,972       (856,494)       (873,136)
       Accounts receivable                                    249,652      1,114,606         963,473
       Due from related parties                                    --        325,520        (136,747)
       Inventories                                          1,227,248        606,140      (1,916,581)
       Prepaid expenses and other current assets              121,075       (121,076)       (212,909)
       Accounts payable                                      (495,160)    (1,250,158)        216,990
       Accrued expenses                                       126,895       (416,995)       (156,567)
       Accrued income taxes                                        --             --      (1,824,686)
       Customer deposits                                      (19,709)        19,709        (174,098)
                                                          -----------    -----------    ------------

              Net cash used in operating activities        (4,312,980)    (9,522,040)     (3,119,479)
                                                          -----------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                       (129,622)      (762,932)       (653,421)
   Purchase of marketable securities                               --             --     (11,312,526)
   Proceeds from sale of marketable securities              2,031,289      9,281,237              --
   Increase in other assets                                   (22,284)       (15,344)         (5,247)
                                                          -----------    -----------    ------------

              Net cash provided by (used in) investing
                activities                                 (1,879,383)     8,502,961     (11,971,194)
                                                          -----------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from second public offering, net of                    --             --      10,772,289
     issuance costs
   Proceeds from issuance of common stock, net of
     issuance costs                                         4,983,168             --              --
   Exercise of common stock purchase warrants                      --             --          16,000
   Exercise of stock options                                   84,177         15,450         172,500
                                                          -----------    -----------    ------------

              Net cash provided by financing activities     5,067,345         15,450      10,960,789
                                                          -----------    -----------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            --             --          (2,314)
                                                          -----------    -----------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,633,748     (1,003,629)     (4,132,198)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  911,729      1,915,358       6,047,556
                                                          -----------    -----------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $ 3,545,477    $   911,729    $  1,915,358
                                                          ===========    ===========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                             $     5,963    $        --    $         --
     Income taxes                                                  --             --       2,234,394
                                                          ===========    ===========    ============


   The accompanying notes are an integral part of these consolidated financial statements.

                           MEDIA LOGIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Media Logic, Inc. (the Company) is engaged in the manufacture and sale of high precision, computer-based test equipment used by computer media manufacturers, software developers and other computer media users. This equipment measures the recording performance and quality of digital information contained in flexible computer disks and magnetic tape cartridges. The Company also manufactures and sells industrial disk drives and duplication equipment and develops automated data library products.

     Since the second quarter of fiscal 1994, the Company has experienced significant declining sales. This decrease was due principally to three factors. First, credit restrictions imposed by the Chinese government on disk manufacturers in China made it difficult for many of the Company's customers to obtain letters of credit necessary to purchase the Company's certifiers. Second, uncertainty in the United States and European Economic Community developed due to tariffs imposed by the European Community on disk manufacturers in China and Taiwan. Third, this uncertainty caused a major erosion in the selling price of diskettes. The lower diskette prices caused manufacturers to slow or defer expansion, thereby reducing demand for the Company's certification equipment. Given the high level of sales by the Company to customers outside of the United States, the Company will continue to be subject to risks common to foreign activities, including governmental regulations and trade barriers. As a result, the Company intends to focus on its existing installed base of equipment by providing product enhancements, retrofits, spare parts and other services.

     The Company began development of its Automated Data Library (ADL) products in 1995 and raised approximately $4.9 million for the development and marketing of these products (see Note 4(a)). Subsequent to year-end, the Company began shipping the ADL product. The Company believes, based on its operating plan and the cost and headcount reductions implemented in 1995, that its existing cash will be sufficient to enable the Company to continue as a going concern through the fiscal year ending March 31, 1997. The Company continues to evaluate various financing alternatives that may be required for the business to continue as a going concern beyond that date. In the event that the Company does not achieve its 1997 operating plan and/or does not meet its other goals, the Company's overall financial condition may be impacted negatively.

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below and elsewhere in the accompanying notes to consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     (b)  Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with remaining original maturities of 90 days or less to be cash equivalents. At March 31, 1995, cash and cash equivalents consisted primarily of certificates of deposit and money market accounts. At March 31, 1996, cash equivalents consisted primarily of U.S. Treasury Bills totaling $2,481,000, which are stated at amortized cost, which approximates market value, and money market accounts of $559,000.

     (c)  Marketable Securities

          The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires enterprises to classify debt and equity securities as either held-to-maturity, available-for-sale or trading. Under SFAS No. 115, the accounting for the effects of unrealized gains and losses reported on investment holdings differs according to the nature of an investment classification.

          As of March 31, 1995, marketable securities consisted of investments in state and local municipal obligations with an aggregate market value of approximately $2,087,000, which did not differ materially from the amount at which these securities are carried on the consolidated balance sheets at March 31, 1995. The Company carries nonequity marketable securities at the lower of cost, adjusted for premium or discount amortization, or market value. The Company held no marketable securities as of March 31, 1996.

     (d)  Research and Development

          Research and development costs, other than software development costs, are charged to operations as incurred. SFAS No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (d)  Research and Development (Continued)

          that once technological feasibility of a software product has been established, the additional development costs incurred to bring the software to a commercially acceptable level are not significant. There were no capitalized software development costs at March 31, 1996 and 1995.

     (e)  Revenue Recognition

          Revenue is recognized at the time of product shipment, at which point title has been transferred. Costs of service and warranty, which are not significant, are accrued upon shipment.

     (f)  Inventories

          Inventories are valued at the lower of cost (first-in, first-out) or market and include materials, labor and manufacturing overhead. At
          March 31, 1996 and 1995, inventories consisted of the following:

                                              1996        1995

             Raw materials                 $1,870,553  $2,612,267
             Work in-process                  139,265     370,626
             Finished goods                   457,331     711,504
                                           ----------  ----------

                                           $2,467,149  $3,694,397
                                           ==========  ==========

     (g)  Depreciation and Amortization

          The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives, using the straight-line method, as follows:

                                                    ESTIMATED
                ASSET CLASSIFICATION               USEFUL LIFE

             Machinery and equipment                  5-7 Years
             Office equipment and fixtures            3-7 Years
             Leasehold improvements                  8-20 Years
             Vehicles                                 5-7 Years

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(1)    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

       (h)   Net Income (Loss) per Common and Common Equivalent Share

             Net income (loss) per common and common equivalent share has been computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock and common stock issuable pursuant to stock options and warrants have been reflected as outstanding using the treasury stock method. For the years ended March 31, 1996 and 1995, stock options and warrants were excluded from the net loss per share calculation, as the results would be antidilutive.

       (i)   Foreign Currency

             During fiscal 1994, the Company determined that the functional currency of its only foreign subsidiary is the United States dollar after reexamining the criteria of SFAS No. 52, Foreign Currency Translation. As a result of this determination, the Company no longer includes gains and losses from the translation of assets and liabilities denominated in Hong Kong dollars as a cumulative translation adjustment to stockholders' equity. Application of this change in accounting principle did not have a material financial statement impact.

             The Company translates the assets and liabilities of its foreign subsidiary at the rate of exchange in effect at year-end. Revenues and expenses are translated using a weighted average of exchange rates in effect during the period. Gains and losses from both foreign currency translation and transactions, which are not material, are classified within selling, general and administrative expenses in the accompanying consolidated statements of operations.

       (j)   Other Employment Benefits

             The Company has no obligations for postretirement benefits under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, or postemployment benefits under SFAS No. 112, Employers' Accounting for Postemployment Benefits, as it does not currently offer such benefits.

       (k)   Use of Estimates in the Preparation of Financial Statements

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (l)  Prior Year Reclassification

          Certain amounts in the prior year's financial statements have been reclassified in order to conform with the current year's presentation.

     (m)  Concentration of Credit Risk

          SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

     (n)  Disclosure About Fair Value of Financial Instruments

          Effective March 31, 1996, the Company adopted SFAS No. 107, Disclosure About Fair Value of Financial Instruments, which requires that the Company disclose estimated fair values for certain of its financial instruments. As of March 31, 1996, the Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value.

(2)  LEGAL PROCEEDINGS

     On January 17, 1996, the Company filed suit against Christian Marlowe (Marlowe) and the Marlowe Engineering Company (Marlowe Engineering) for a declaration that Media Logic ADL, Inc. (ML-ADL) properly terminated agreements with Marlowe and Marlowe Engineering and that ML-ADL owned technology developed in conjunction with Marlowe and Marlowe Engineering. On June 5, 1996, Marlowe and Marlowe Engineering filed an answer and counter claims against the Company alleging breach of contract and other charges, asserting that the Company improperly terminated agreements with them, refused to recognize certain stock options and improperly assigned certain patents.

     The Company believes that the counterclaims are without merit and that the Company has complied in all material respects with the terms of the contracts with Marlowe and Marlowe Engineering. The Company further believes that ultimately any negative decision by the court, if rendered, would not have a material adverse effect on the Company.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (Continued)


(2)  LEGAL PROCEEDINGS (Continued)

     On September 16, 1993, several stockholders, as purported representatives for all other persons or entities who purchased the Company's common stock during the period beginning on May 19, 1993 through September 9, 1993, brought claims against the Company and three of the Company's officers in the United States District Court for the District of Massachusetts as a class action. On January 19, 1994, the plaintiffs filed a consolidated and amended complaint in federal district court in Massachusetts under the caption, in re: Media Logic, Inc. Securities Litigation, Civil Action No. 93-12037-H. The lawsuit alleged, among other things, that the Company and the named officers and directors violated Section 10(b) of the Securities Exchange Act of 1934 by making material misrepresentations or omitting material information in statements issued by or on behalf of the Company. On November 29, 1994, the United States District Court for the District of Massachusetts approved a settlement of the securities claim action pending against the Company and the named officers and entered final judgment dismissing all claims. The settlement provided for a payment of $2.05 million plus legal costs associated with the settlement, included in settlement charges in the accompanying consolidated statement of operations for fiscal 1995.

     On June 10, 1993, the Company was served with a complaint filed by Laudholm, Inc. (LAS) in the United States District Court for the District of Maine. The plaintiff, a supplier of automated equipment used in certain Company certification products, sought monetary damages and certain nonmonetary relief in connection with alleged violations of contractual and common law duties. The Company denied the LAS allegations and asserted counterclaims. In December 1993, the action was dismissed with prejudice. In connection with this litigation, the Company incurred a nonrecurring charge of $368,000. Pursuant to this settlement, LAS granted the Company certain technological rights which the Company did not value.

     On June 22, 1993, the Company was served with a complaint filed by Providence Securities, Inc. and its principals in the United States District Court for the District of Rhode Island. Subsequently, two Company officers were added as defendants to the case. The plaintiffs sought damages in connection with breach of an alleged oral agreement by the Company to extend the term of a warrant to purchase 120,000 shares of the Company's common stock at a price of $2.40 per share, which expired in 1991. A motion to dismiss this action was denied, and the Company and the two officers/defendants answered the complaint and asserted counterclaims. In May 1994, the action was dismissed by agreement with judgment entering in favor of the Company and its officers. In connection with this litigation, the Company incurred a nonrecurring charge in fiscal 1994 of $308,000.

     From time to time, the Company is involved in litigation. At the current time, the Company does not believe that any existing or pending litigation would have a material effect on the consolidated financial statements.

                      MEDIA LOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                  (Continued)


(3)  INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse.

     The provision (benefit) for income taxes in the accompanying consolidated statements of operations consisted of the following at March 31, 1996, 1995 and 1994:

                                                            1995         1994

       Current-
          Federal                                       $(1,667,000)  $ 346,000
          State                                                  --     102,000
          Foreign                                            32,000      99,000
                                                        -----------   ---------
                                                         (1,635,000)    547,000

       Deferred-
          Federal                                           467,000    (101,000)
          State                                                  --          --
                                                        -----------   ---------
                                                            467,000    (101,000)
            Total provision (benefit) for income taxes  $(1,168,000)  $ 446,000
                                                        ===========   =========

     The reconciliation of the federal statutory rate to the Company's effective tax rate is as follows for the years ended March 31, 1996, 1995 and 1994:

                                                                 1996           1995        1994

       Provision (benefit) at federal statutory rate              (34)%         (34)%         34%
       Increase (decrease) in provision resulting
       from-
          Federal losses not benefited                             31            11           --
          Tax credits not benefited                                --             2           --
          FSC tax benefit                                          --            --          (11)
          State taxes, net of federal                              --            --            4
          Adjustment of deferred tax asset                         --            31            9
          Other, net                                                3            --            1
                                                                  ---           ---          ---

       Effective tax rate                                          --%           10%          38%
                                                                  ===           ===          ===


     As of March 31, 1996, the Company has available net operating loss carryforwards of approximately $10,857,000 and research and development credit carryforwards of approximately $129,000 to reduce federal and state income taxes, if any. These carryforwards expire through fiscal 2010 and are subject to review and possible adjustment by the Internal Revenue Service.

                      MEDIA LOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                 (Continued)


(3)  INCOME TAXES (Continued)

     The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined.

     The approximate income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31, 1996 and 1995 is as follows:

                                                    1996         1995

        Net operating loss carryforwards         $3,692,000   $1,240,000
        Nondeductible reserves                      876,000      738,000
        Research and development carryforwards      129,000      129,000
        Alternative minimum tax credit              100,000      100,000
        carryforwards
        Nondeductible accruals                      161,000       81,000
        Other, net                                       --       (5,000)
                                                 ----------   ----------

                                                  4,958,000    2,283,000
        Less--Valuation allowance                 4,958,000    2,283,000
                                                 ----------   ----------

                                                 $       --   $       --
                                                 ==========   ==========

     The Company cannot recognize a deferred tax asset for the future benefit of its net operating loss and tax credit carryforwards unless it concludes that it is more likely than not that the deferred tax asset will be realized. Due to the significant decline in sales and recent history of operating losses, the Company has recorded a valuation allowance equal to 100% of its otherwise recognizable net deferred tax asset.

(4)  COMMON STOCK

     (a)  Private Placement

          On September 29, 1995, the Company sold 1,000,000 shares of its common stock, $.01 par value per share, to a private investor at a price of $5.00 per share. In addition, the Company issued an additional 130,909 shares to its financial advisory firm in connection with this private placement. The Company's net proceeds from this transaction totaled $4,983,168 and are restricted to utilization in connection with the Company's automated data library business, which it conducts through its subsidiary, ML-ADL, Inc. As of March 31, 1996, $2,938,087 of the private placement proceeds were still on hand and are included in cash and cash equivalents in the accompanying consolidated balance sheets.

                      MEDIA LOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                 (Continued)


(4)  COMMON STOCK (Continued)

     (b)  Stock Option Plans

          The Company has a stock option plan (the Plan), established in 1991, which replaced a previous stock option plan. The Plan enables options to be granted to purchase shares of common stock at the fair market value on the date of grant, and at not less than 110% of fair market value on the date of grant for optionees who are 10% stockholders. These options vest ratably over three years and expire 10 years from the date of grant. The Board of Directors and stockholders of the Company have reserved a total of 1,500,000 shares of common stock for issuance under the Plan.

          In fiscal 1993, the Company issued 60,000 nonqualified stock options with a vesting period of two years to a consultant at an exercise price of $5.25 per share, at which time the fair market value per share was $7.437. The Company recognized compensation expense of $10,932 and $76,568 related to these stock options during fiscal 1995 and 1994, respectively.

          The following is a summary of the stock option activity:

                                               NUMBER         EXERCISE PRICE
                                              OF SHARES         PER SHARE

             Outstanding, March 31, 1993       519,140    $ .3750   -   $11.0630
                Granted                         75,000           3.8700
                Exercised                      (70,000)     .3750   -     5.2500
                Terminated                     (32,540)     .3750   -    11.0630
                                              --------    ----------------------

             Outstanding, March 31, 1994       491,600      .3750   -    11.0630
                Granted                        331,821     1.9375   -     3.5000
                Exercised                      (18,200)           .3750
                Terminated                    (149,800)     .3750   -    11.0630
                                              --------    ----------------------

             Outstanding, March 31, 1995       655,421      .3750   -    11.0630
                Granted                        206,043           3.5000
                Exercised                     (103,900)     .3750   -     3.5000
                Terminated                     (68,200)     .3750   -     8.8750
                                              --------    ----------------------

             Outstanding, March 31, 1996       689,364      .3750   -    11.0630
                                              --------    ----------------------

             Exercisable, March 31, 1996       483,321    $ .3750   -   $11.0630
                                              ========    ======================



                      MEDIA LOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                 (Continued)


(4)  COMMON STOCK (Continued)

     (b)  Stock Option Plans (Continued)

          In addition, the Company has reserved 58,000 shares of common stock for warrants outstanding at March 31, 1994. In fiscal 1995, the 58,000 warrants outstanding expired. At March 31, 1996, the Company has no warrants outstanding to purchase shares of common stock.

          On July 24, 1994, the Company established the 1994 stock option plan of Media Logic ADL, Inc. (the ADL Plan) and reserved 2,000,000 shares of common stock for issuance under the plan. Under the ADL Plan, both incentive and nonqualified options may be granted to purchase shares of common stock. The exercise of these options can be accelerated upon the achievement of performance goals and expire 10 years from the date of grant. As of March 31, 1996, 1,500,000 options have been granted of which approximately 359,000 are currently exercisable.

(5)  COMMITMENTS AND CONTINGENCIES

     (a)  Lease Commitment

          The Company's headquarter facility is leased from D&K Realty Trust (D&K), of which one of the beneficiaries is an officer of the Company. This lease carries a 15-year term expiring in April 2008 with minimum monthly payments established in an amount covering the underlying mortgage, excluding all taxes and other operating charges which are the responsibility of the Company. The Company's subsidiaries also conduct their operations in leased facilities.

          Future minimum lease payments under existing noncancelable operating leases at March 31, 1996 are as follows:

             FISCAL YEAR             AMOUNT

             1997                  $  206,000
             1998                     171,000
             1999                     159,000
             2000                      83,000
             2001                      83,000
             Thereafter               591,000
                                   ----------

                                   $1,293,000
                                   ==========

                      MEDIA LOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                 (Continued)


(5)  COMMITMENTS AND CONTINGENCIES (Continued)

     (a)  Lease Commitment (Continued)

          Rent expense was approximately $250,000, $185,000 and $164,000 for the years ended March 31, 1996, 1995 and 1994, respectively, which included $83,400, $83,400 and $65,000 in fiscal 1996, 1995 and 1994, respectively, to D&K.

     (b)  Employment Agreements

          In 1995, the Compensation Committee of the Board of Directors voted to establish employment contracts with the chief executive officer and the chief financial officer for three-year terms. Under these agreements, these officers will receive annual salaries of $200,000 and $120,000, respectively, and at the discretion of the Compensation Committee, a bonus of up to 100% and 50%, respectively, of the annual base salary.

(6)  ACCRUED EXPENSES

     Accrued expenses at March 31, 1996 and 1995 consisted of the following:

                                           1996      1995

       Accrued payroll-related           $458,390  $287,277
       Accrued warranty                   120,000   120,000
       Accrued commissions                 13,041    64,143
       Accrued other                       14,022     7,138
                                         --------  --------

                                         $605,453  $478,558
                                         ========  ========

(7)  EMPLOYEE BENEFIT PLANS

     (a)  401(k) Retirement Plan

          The Company maintains a 401(k) retirement savings plan (the 401(k)
          Plan), covering all eligible employees, as defined. Participants in the 401(k) Plan may elect to defer up to 15% of their compensation for deposit, subject to certain Internal Revenue Service (IRS) limitations. The Company may elect to make contributions to the 401(k) Plan at the discretion and in an amount determined by the Board of Directors. The contributions are allocated to each eligible participant's account in proportion to each participant's compensation in relation to the total of

                      MEDIA LOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                 (Continued)


(7)  EMPLOYEE BENEFIT PLANS (Continued)

     (a)  401(k) Retirement Plan (Continued)

          all eligible participants' compensation, subject to IRS limitations; deferrals in excess of 6% of compensation are not matched. During fiscal 1996, 1995 and 1994, the Company expensed approximately $62,000, $82,000 and $50,000, respectively, of employer matching contributions to the 401(k) Plan.

     (b)  Profit Sharing Plan

          The Company's profit sharing plan covered substantially all of its employees and provided for contributions into a trust fund from profits of the Company in such amounts as the Board of Directors determined annually. In fiscal 1994, the Company replaced its profit sharing plan with the 401(k) retirement plan discussed above.

(8)  SIGNIFICANT CUSTOMERS AND DOMESTIC AND EXPORT SALES

     (a)  Significant Customers

          During the year ended March 31, 1995, two customers accounted for 24% of net sales. During the years ended March 31, 1994 and 1996, no single customer accounted for greater than 10% of net sales.

     (b)  Domestic and Export Sales

          Domestic and export sales as a percentage of net sales for the years ended March 31, 1996, 1995 and 1994 were as follows:

                                              1996        1995       1994

             Far East                           34%         40%        64%
             Domestic                           26          25         10
             Brazil                             15           7          -
             Europe                              8          14         17
             All others                         17          14          9
                                               ---         ---        ---

                                               100%        100%       100%
                                               ===         ===        ===

                      MEDIA LOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                 (Continued)


(9)  GEOGRAPHIC INFORMATION

     Revenues, income (loss) before provision for income taxes and identifiable assets for the Company's domestic and foreign operations for the years ended March 31, 1996, 1995 and 1994 are summarized as follows:

                                                                                ADJUSTMENTS/
                                               DOMESTIC            FOREIGN      ELIMINATIONS        CONSOLIDATED

     Fiscal 1996-
       Sales to unaffiliated customers       $  3,205,931(1)     $  372,305     $         --        $  3,578,236
       Transfers between geographic areas         331,256           148,252         (479,508)                 --
                                             ------------        ----------     ------------        ------------

         Total sales                         $  3,537,187        $  520,557     $   (479,508)       $  3,578,236
                                             ============        ==========     ============        ============

         Loss before provision
         for income taxes                    $ (7,457,389)       $   (8,075)    $   (353,355)       $ (7,818,819)
                                             ============        ==========     ============        ============

       Identifiable assets                   $ 21,410,548        $2,306,438     $(15,751,994)       $  7,964,992
                                             ============        ==========     ============        ============

     Fiscal 1995-

       Sales to unaffiliated customers       $  4,541,793(1)     $1,293,901     $         --        $  5,835,694


       Transfers between geographic areas       1,279,634           406,648       (1,686,282)                 --
                                             ------------        ----------     ------------        ------------

         Total sales                         $  5,821,427        $1,700,549     $ (1,686,282)       $  5,835,694
                                             ============        ==========     ============        ============

         Income (loss) before
         benefit for income taxes            $(11,258,912)       $  109,592     $         --        $(11,149,320)
                                             ============        ==========     ============        ============

       Identifiable assets                   $ 16,862,053        $2,256,848     $ (8,014,461)       $ 11,104,440
                                             ============        ==========     ============        ============

     Fiscal 1994-
       Sales to unaffiliated customers       $ 10,138,341(1)     $5,350,922     $         --        $ 15,489,263

       Transfers between geographic areas       5,370,919           880,849       (6,251,768)                 --
                                             ------------        ----------     ------------        ------------

         Total sales                         $ 15,509,260        $6,231,771     $ (6,251,768)       $ 15,489,263
                                             ============        ==========     ============        ============

         Income before provision
         for income taxes                    $    605,598        $  570,320     $         --        $  1,175,918
                                             ============        ==========     ============        ============

       Identifiable assets                   $ 23,683,411        $2,185,963     $ (3,164,177)       $ 22,705,197
                                             ============        ==========     ============        ============

(1) Domestic operations included approximately $2,595,885, $3,071,241 and $13,940,000 of foreign sales in 1996, 1995 and 1994, respectively.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                 (Continued)


(10) QUARTERLY DATA (UNAUDITED)

                                         JUNE 30,     SEPTEMBER 30,  DECEMBER 31,    MARCH 31,        TOTAL

    FISCAL 1996:

       Net sales                       $   666,984    $   701,363    $ 1,070,407    $ 1,139,482    $  3,578,236
       Gross profit                         99,853        157,952        318,243        201,179         777,227
       Loss from operations             (1,922,599)    (1,680,749)    (1,830,527)    (2,466,428)     (7,900,303)
       Net loss                         (1,898,469)    (1,664,664)    (1,781,884)    (2,473,802)     (7,818,819)
                                       ===========    ===========    ===========    ===========    ============

       Loss per share                  $      (.38)   $      (.33)   $      (.29)   $       (.40)
                                       ===========    ===========    ===========    ============

    FISCAL 1995:

       Net sales                       $   531,730    $   973,979    $ 2,124,157    $ 2,205,828    $  5,835,694
       Gross profit (loss)                (747,798)       170,308        741,681        150,612         314,803
       Loss from operations             (2,790,104)    (2,124,405)    (2,172,522)    (2,052,415)     (9,139,446)
       Net loss                         (2,408,107)    (3,948,001)    (1,855,512)    (1,769,700)     (9,981,320)
                                       ===========    ===========    ===========    ===========    ============

       Loss per share                  $      (.49)   $      (.80)   $      (.37)   $       (.36)
                                       ===========    ===========    ===========    ============

    FISCAL 1994:

       Net sales                       $ 7,094,753    $ 4,073,345    $ 3,302,918    $ 1,018,247    $ 15,489,263
       Gross profit                      4,123,524      2,485,704      1,750,881        402,238       8,762,347
       Income (loss) from operations     2,499,784        978,870       (305,313)    (2,261,482)        911,859
       Net income (loss)                 1,591,754        638,512       (253,297)    (1,247,051)        729,918
                                       ===========    ===========    ===========    ===========    ============

       Income (loss) per share         $       .37    $       .12    $      (.05)   $       (.24)
                                       ===========    ===========    ===========    ============

    (A) Includes fourth quarter sales returns of approximately $667,000. As a result of these sales returns, the Company's net loss and loss per share for the fourth quarter of 1994 were higher by approximately $491,000 and $.09, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTARY SCHEDULE

To Media Logic, Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Media Logic, Inc. and subsidiaries and have issued our report thereon dated May 20, 1996. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP
                                                         -----------------------
                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
June 5, 1996

                                                                     SCHEDULE II

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                         VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                       BALANCE,    CHARGED                BALANCE,
                                      BEGINNING  TO COSTS AND               END
                                       OF YEAR     EXPENSES   DEDUCTIONS  OF YEAR

YEAR ENDED MARCH 31, 1996:

   Deducted from asset accounts-

     Allowance for doubtful accounts   $557,000   $173,000     $259,000   $471,000
                                       ========   ========     ========   ========

     Warranty reserve                  $120,000   $     --     $     --   $120,000
                                       ========   ========     ========   ========

YEAR ENDED MARCH 31, 1995:

   Deducted from asset accounts-

     Allowance for doubtful accounts   $665,000   $236,000     $344,000   $557,000
                                       ========   ========     ========   ========

     Warranty reserve                  $120,000   $     --     $     --   $120,000
                                       ========   ========     ========   ========

YEAR ENDED MARCH 31, 1994:

   Deducted from asset accounts-

     Allowance for doubtful accounts   $300,000   $483,000     $118,000   $665,000
                                       ========   ========     ========   ========

     Warranty reserve                  $120,000   $     --     $     --   $120,000
                                       ========   ========     ========   ========