Form 10-K/A
period 1996-03-31
MEDIA LOGIC INC
filed 1996-08-09
CIK 815185

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ____________________

                               AMENDMENT NO. 1 TO
                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                          COMMISSION FILE NUMBER 1-9605
                          _____________________________

                                MEDIA LOGIC, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              ____________________

                   MASSACHUSETTS                           04-2772354
            (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
          OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

          310 SOUTH STREET, PLAINVILLE, MA                    02762
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

                           ___________________________


                                 (508) 695-2006
              (Registrant's telephone number, including area code)
                               __________________

           Securities Registered Pursuant to Section 12(b) of the Act:


                                             NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                        WHICH REGISTERED
       -------------------                   --------------------------
        Common Stock, $.01                     American Stock Exchange
       par value per share
                               ___________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes            No   X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On June 26, 1996, there were outstanding 6,226,609 shares of Common Stock held by nonaffiliates (without admitting that any persons whose shares are not included are affiliates) with an aggregate market value of $43,586,263.00 (based on the closing price of $7.00 per share on the American Stock Exchange).

     As of June 26, 1996, there were issued and outstanding 6,226,609 shares of Common Stock, par value $.01 per share.

                                     PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth, with respect to the members of the Board of Directors and management of the Company, (i) the name, age and length of service as a director or executive officer, (ii) the principal occupation and business experience of such person for at least the past five years, and (iii) the names of certain other companies of which such person currently serves as a director or executive officer.

                                                             Position and Offices
                                                             with the Company and
                                                               Other Business
                                                              Experience During
           Name                                                Last Five Years
           ----                                             --------------------
William E. Davis ...............     Mr. Davis joined the Company in September 1994 as Chief Operating
  Age 46                             Officer and has been the Chief Executive Officer of the Company since April 1995 and President since November 1995.  Prior to joining the Company, Mr. Davis was Vice President and General
                                     Counsel to Steinway Musical Properties, Inc. from 1985 to 1994.


Klaus J. Peter ...................   Mr. Peter joined the Company in August 1984 as Vice President in
  Age 56                             charge of research and development and engineering and was elected a Director in October 1986 and Executive Vice President in 1990.

Joseph L. Mitchell...............    Mr. Mitchell was elected a Director in October 1986.  He is a
  Age 67                             member of the Massachusetts Bar and has been engaged in the private practice of law since 1957.

Dr. Harold B. Shukovsky......        Mr. Shukovsky was elected a Director in October 1986.  He was most
  Age 54                             recently a Senior Consulting Engineer with a division of Digital
                                     Equipment Corporation from which he retired in May 1992.

Francis S. Wyman ...............     Mr. Wyman was elected a Director in October 1986.  He is a member
  Age 60                             of the Massachusetts Society of Accountants, has been engaged in public accounting since 1957, and since 1962 has operated his own accounting firm.


Raymond Leclerc ...............      Mr. Leclerc was elected a Director in October 1995.  He is the
  Age 70                             founder of Ray Plastic, Inc. (1950) and Mylec, Inc. (1970).  He was
                                     President and C.E.O. for both firms from inception until his retirement in 1989.  He continues as a director in both companies.

F. Michael Hruby ................    Mr. Hruby is President of Technology Marketing Group, Inc., a
  Age 50                             technology consulting firm which he founded in 1984.  He was elected a Director in September 1994 and was elected Chairman of the Board in December 1995.  Technology Marketing Group, Inc.
                                     provides technology strategy, expansion and marketing services to science and engineering-driven firms.  Mr. Hruby is a Director of
                                     Fiber Spar and Tube Company, Inc. and International Polarizer, Inc.

Paul M. O'Brien .................    Mr. O'Brien joined the Company in September 1990 as Chief Financial
  Age 53                             Officer and was elected Vice President in 1993.  Prior to joining the Company, Mr. O'Brien was Vice President of Finance of Rosenthal
                                     Technic, N.A.

B. Edward Fitzgibbons ........       Mr. Fitzgibbons joined the Company in April 1995 as Vice President
  Age 55                             of Sales.  Prior to joining the Company, Mr. Fitzgibbons was
                                     Executive Vice President of Two Technologies Inc. headquartered in
                                     Horsham, PA.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORT COMPLIANCE

     Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers, the Company believes that all reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934 were filed timely by the Company's directors, executive officers and ten percent holders during Fiscal Year 1996.


ITEM 11.  EXECUTIVE COMPENSATION

     The table below sets forth certain compensation information for the fiscal years ended 1996, 1995 and 1994 with respect to each person who served as the Company's Chief Executive Officer during the Fiscal Year 1996 and the other Executive Officers of the Company who had salary and bonus of at least $100,000 during Fiscal Year 1996 (the "Named Executive Officers").


                          SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION
                              -------------------
                                                                      LONG TERM
                                                                     COMPENSATION
                                                                        AWARDS
                                                                     -----------
                                                                     SECURITIES
      NAME AND               FISCAL                                   UNDERLYING            ALL OTHER
  PRINCIPAL POSITION          YEAR     SALARY($)     BONUS($)(1)      OPTION (#)        COMPENSATIONS($)(2)
  ------------------         ------    ---------     ----------      -----------        --------------------
William E. Davis (3)          1996      194,100        -0-              42,000               $5,225
  Chief Executive             1995        8,316      $20,000             -0-                  1,113
  Officer and
  President

Klaus J. Peter                1996      118,344        -0-               -0-                  3,284
  Executive Vice              1995      146,827        -0-               -0-                  2,261
  President                   1994      148,573        -0-               -0-                  4,211

Paul M. O'Brien               1996      128,413        -0-              27,000                3,809
  Vice President and          1995      110,000       10,000             -0-                  3,287
  Chief  Financial            1994      103,350        -0-              15,000                3,295
  Officer

B. Edward Fitzgibbons (4)     1996      116,827        -0-              16,000                2,388
  Vice President, Sales

David R. Lennox (5)           1996       76,927        -0-               -0-                   -0-
  Chairman and                1995      150,917        -0-               -0-                  2,260
  President                   1994      148,682        -0-               -0-                  4,206


__________________________

(1) Bonus payments for services rendered to the Company in Fiscal 1995 were paid in Fiscal 1996.
(2)  Numbers presented represent the Company's matching contributions under the
     Company's 401(k) Plan for     Fiscal Years 1996, 1995, and 1994.
(3) Mr. Davis joined the Company as Chief Operating Officer in September 1994, was elected Chief Executive Officer in April 1995, and elected President in November 1995.
     See "Executive Employment Agreements".
(4)  Mr. Fitzgibbons joined the Company in April 1995 as Vice President of
     Sales.
(5) Mr. Lennox resigned as President and Chairman in November 1995 and as Director in December 1995.

     The following two tables disclose, for the Chief Executive Officer and the other Named Executive Officers, information regarding stock options granted or exercised during, or held at the end of, Fiscal Year 1996 pursuant to the Company's stock option plan.


                        OPTION GRANTS IN LAST FISCAL YEAR

                                Individual Grants
                        -----------------------------------

                                                                                                            Potential Realizable
                                                                                                              Value at Assumed
                                                   % of Total                                                  Annual Rates of
                                  Number of         Options                                                      Stock Price
                                  Securities       Granted to                                                  Appreciation for
                                  Underlying        Employees                                                    Option Term
                                   Options         in Fiscal        Exercise Price      Expiration            --------------------
            Name                  Granted(#)         Year               ($/sh)             Date               5%($)       10%($)
            ----                  ----------       --------             ------             -----              -----       ------
 William E. Davis                    42,000(1)       20.3%              3.500               9/19/05           92,447        234,280


 Paul M. O'Brien                     27,000(1)       13.1%              3.500               9/19/05           59,430        150,609

 B. Edward Fitzgibbons               10,000(2)        4.8%              1.875               4/24/05          11,792          29,882
                                      6,000(2)        2.9%              3.500               9/19/05          13,207          33,468


_______________

(1) Grants under the Company's 1991 Stock Option Plan. Exercises of one-third of the options granted are permitted annually commencing on September 16, 1996, provided the Mr. Davis and Mr. O'Brien are employed by the Company on such date. However, such options shall fully and immediately vest and become purchasable if Mr. Davis or Mr. O'Brien (a) voluntarily terminate their employment with the Company for "good reason", (b) is terminated by the Company for any reason other than "cause", (c) is terminated within one year after a "change of control", or (d) is terminated by reason of his death or permanent or total disability. Such options are not transferable, other than by will or the laws of descent and distribution.

(2) Grants under the Company's 1991 Stock Option Plan. Exercise of one-third of the options granted are permitted annually commencing on April 25, 1996 and September 19, 1996, respectively, provided Mr. Fitzgibbons is employed by the Company on such a date.


                     AGGREGATE FISCAL YEAR END OPTION VALUES

                                                  Numbers of Securities                          Value of Unexercised
                                                 Underlying Unexercised                        In-the-Money Options at
                                                  Options at 3/31/95(#)                              3/31/95($)
                                                       Exercisable/                                 Exercisable/
                 Name                                 Unexercisable                               Unexercisable(1)
                 ----                             ---------------------                        -----------------------
 William E. Davis                                     89,000/103,000                                311,562/360,625

 Paul M. O'Brien                                      119,000/23,000                                606,300/55,650

 B. Edward Fitzgibbons                                 5,333/10,667                                  18,749/37,501

__________________

(1) Value is based on the closing sale price of the Common Stock as of March 29, 1996 ($6.00) minus the exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of July 17, 1996 concerning the ownership of Common Stock by each Stockholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, each current member of the Board of Directors, each executive officer named in the Summary Compensation Table on page 6 hereof, and all current directors and executive officers as a group.


                                                              Shares
                                                              -------
          Beneficially Owned (1)
          Name and Address  **                     Number                Percent
          -----------------------                  -------               -------
          Raymond Leclerc                          1,215,000              19.6%
          310 South Street
          Plainville,  MA  02762

          David R. Lennox                          817,901(2)             13.2%
          65 Summer Street
          Sheldonville,  MA 02070

          Klaus J. Peter                           383,700(3)              6.2%
          310 South Street
          Plainville,  MA  02762

          Paul M. O'Brien                          155,500(4)              2.5%

          William E. Davis                         93,000(5)               1.5%


          Francis S. Wyman                         49,921(6)                 *
          F. Michael Hruby                         10,900(7)                 *

          Joseph L. Mitchell                       5,755(8)                  *

          B. Edward Fitzgibbons                    5,333(9)                  *


          All executive officers and directors
          as a group (8  persons)                  1,919,109(10)          30.9%


_________________
* Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.

** Addresses are given for beneficial owners of more than 5% of the outstanding Common Stock only.

(1) The number of shares of Common Stock issued and outstanding on July 17, 1996 was 6,211,442. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding at July 17, 1996, plus shares of Common Stock subject to options held by such person at July 17, 1996 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2)  Includes  18,400 shares held in trust for Mr. Lennox's minor son.

(3) Includes 73,400 shares issuable upon exercise of options to purchase Common Stock.

(4) Includes 119,000 shares issuable upon exercise of options to purchase Common Stock.

(5) Includes 89,000 shares issuable upon exercise of options to purchase Common Stock.

(6) Includes 9,921 shares issuable upon exercise of options to purchase Common Stock.

(7) Includes 5,555 shares issuable upon exercise of options to purchase Common Stock.

(8) Includes 5,555 shares issuable upon exercise of options to purchase Common Stock.

(9) Includes 5,333 shares issuable upon exercise of options to purchase Common Stock.

(10) Includes 307,764 shares issuable upon exercise of options to purchase Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company entered into a three-year employment agreement with William E. Davis on September 30, 1994, pursuant to which the Company agreed to employ Mr. Davis as Chief Operating Officer. Mr. Davis received a base salary at an annual rate of $135,000 through January 1, 1995, at which time, pursuant to such employment agreement, the annual rate of such salary was increased to $150,000. The employment agreement of Mr. Davis was amended in April 1995, at which time Mr. Davis assumed the position of Chief Executive Officer of the Company. Pursuant to such amended employment agreement, which terminates March 31, 1998, the Company is to pay Mr. Davis a base salary at an annual rate of $200,000. Additionally, Mr. Davis may receive an annual bonus of cash and/or equity in an amount up to 100% of his base salary to be determined by the Compensation Committee. The committee granted a bonus to Mr. Davis of $20,000 in April 1996.

     In April 1995, the Company entered into an amendment of the employment agreement of Paul M. O'Brien, pursuant to which the Company agreed to employ Mr. O'Brien as Vice President and Chief Financial Officer through March 31, 1998. The base salary for the term of the agreement was set at $120,000. Mr. O'Brien is entitled to receive an annual bonus in cash and/or equity of the Company in an amount up to 50% of base salary, to be determined by the Compensation Committee. The committee granted a bonus to Mr. O'Brien of $10,000 in April 1996.

     Pursuant to their current employment agreements, each of Messrs. Davis and O'Brien is entitled to severance pay in an amount equal to the greater of (a) the remainder of his salary through the expiration of the employment contract or
(b) an amount equal to one full year of his then current salary if his employment is terminated (i) by reason of death or disability, (ii) by the Company for any reason other than cause, (iii) by him for "Good Reason" (as defined in such employee's employment agreement). Each of Messrs. Davis and O'Brien is entitled to severance pay in the amount of one dollar less than three times his "base amount" of compensation and benefits (as defined in Section 280G of the Internal Revenue Code of 1986, as amended) if his employment is terminated within one year of a "Change in Control" (as defined in such employee's employment agreement).

     The Company leases its main facility in Plainville, Massachusetts, from D&K Realty Trust (the "Trust"). Klaus J. Peter, an officer and director of the Company, and David R. Lennox, a former officer and director of the Company and the beneficial owner of more than 5% of the Company's Common Stock, are the beneficial owners of the Trust. In April 1993, the Company entered into a revised lease with the Trust for a term of fifteen (15) years and renewable for fifteen (15) years on the same terms. In 1992 the Company had an independent appraisal of the premises and, based on such appraisal, the Company believes that the rental per square foot is comparable to that of other facilities in the area and is reasonable and fair. Lease payments by the Company to the Trust in Fiscal Year 1996 totaled approximately $83,400 and in fiscal year ended March 31, 1995 totaled approximately $83,400. Further, in the fiscal year ended March 31, 1994, the Company paid approximately $65,000.

                                   SIGNATURES



Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MEDIA LOGIC, INC.


                              By:  _________________________
                                   Paul M. O'Brien
                                   Vice President and Chief Financial Officer

                              Date:     August      1996