Form 10-Q
period 1996-06-30
MEDIA LOGIC INC
filed 1996-08-14
CIK 815185

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended: June 30, 1996
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

                            X   Yes            No
                         ------         ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock $.01 par value -- 6,226,609 shares as of August 10, 1996

                                    INDEX

                               MEDIA LOGIC, INC.



PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated financial statements (Unaudited)

          Consolidated condensed balance sheets -- June 30, 1996 and March 31, 1996

          Consolidated condensed statements of operations -- three months ended June 30, 1996 and 1995.

          Consolidated condensed statements of cash flows -- three months ended June 30, 1996 and 1995.

          Notes to consolidated condensed financial statements --
          June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K



SIGNATURES

PART I.   FINANCIAL INFORMATION

                               MEDIA LOGIC, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


                                                   JUNE 30,       MARCH 31,
                                                    1996            1996
                                                   --------       ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $  2,615,661    $  3,545,477
  Marketable securities                                     ---             ---
  Accounts receivable, net                              978,349         998,403
  Inventories (Note 2)                                2,760,461       2,467,149
  Refundable income taxes                                24,873          27,658
  Other current assets                                   57,491          73,397
                                                   ------------    ------------

TOTAL CURRENT ASSETS                                  6,436,835       7,112,084
PROPERTY AND EQUIPMENT - NET                            641,333         793,038

Other Assets                                            136,759          59,870
                                                   ------------    ------------
                                                   $  7,214,927    $  7,964,992
                                                   ------------    ------------
                                                   ------------    ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    674,099    $    343,873
  Accrued expenses                                      606,039         605,453
  Customer deposits                                         ---             ---
                                                   ------------    ------------
     TOTAL LIABILITIES                             $  1,280,138    $    949,326

STOCKHOLDERS' EQUITY:
 Common stock par value $.01 per
  share; authorized 20,000,000 shares,
  6,226,609 and 6,213,809 outstanding
  as of June 30, 1996 and March 31,
  1996, respectively                                     62,266          62,138
  Additional paid-in capital                         19,208,794      19,167,072
  Retained deficit                                  (13,336,271)    (12,213,544)
                                                   ------------    ------------

     TOTAL STOCKHOLDERS' EQUITY                       6,034,789       7,015,666
                                                   ------------    ------------
                                                      7,214,927       7,964,992
                                                   ------------    ------------
                                                   ------------    ------------


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

PART 1.   FINANCIAL INFORMATION

                               MEDIA LOGIC, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                    1996                1995
                                                    ----                ----

NET SALES                                       $   848,549         $   666,984

COSTS AND EXPENSES:
  Cost of products sold                             447,092             567,131
  Selling, general and administrative
     expenses                                     1,031,940           1,122,009
  Research and development expenses                 520,503             900,443
                                                -----------         -----------

LOSS FROM OPERATIONS                             (1,150,986)         (1,922,599)

OTHER INCOME (EXPENSE):
  Interest income                                    40,559              20,939
  Miscellaneous                                       2,430               3,191
                                                -----------         -----------

LOSS BEFORE INCOME TAXES                         (1,107,997)         (1,898,469)

INCOME TAXES                                         14,730                  --
                                                -----------         -----------

NET LOSS                                        $(1,122,727)        $(1,898,469)
                                                -----------         -----------
                                                -----------         -----------

NET LOSS PER SHARE (NOTE 3)                         $  (.18)            $  (.38)
                                                -----------         -----------
                                                -----------         -----------

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                6,219,308           4,979,066
                                                -----------         -----------
                                                -----------         -----------


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                               MEDIA LOGIC, INC.

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                    1996              1995
                                                    ----              ----
CASH USED BY OPERATING
ACTIVITIES                                      $(1,741,045)       $(1,510,515)

INVESTING ACTIVITIES:

Sale of marketable securities                       840,563          1,027,666
Sale (purchase) of property
  and equipment                                     (29,334)            18,417
Other assets                                             --              4,086
                                                -----------        -----------
Cash provided by investing
  activities                                        811,229          1,050,169
                                                -----------        -----------

NET INCREASE (DECREASE) IN CASH                    (929,816)          (460,346)

CASH BALANCE,
BEGINNING OF THE PERIOD                           3,545,477            911,729
                                                -----------        -----------

CASH BALANCE, END OF THE PERIOD                 $ 2,615,661        $   451,383
                                                -----------        -----------
                                                -----------        -----------


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                               MEDIA LOGIC, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  June 30, 1996


(1)  BASIS OF PRESENTATION

     As permitted by rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-K for the fiscal year ended March 31, 1996.

     In the opinion of the management of Media Logic, Inc., the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the Company's financial position at June 30, 1996, and the results of its operations and its cash flows for the three months ended June 30, 1996 and June 30, 1995.

(2)  INVENTORIES


                            JUNE 30, 1996        MARCH 31, 1996
                            -------------        --------------
Raw materials                $1,866,394            $1,870,553
Work in process                 408,485               139,265
Finished goods                  485,582               457,331
                             ----------            ----------
                             $2,760,461            $2,467,149
                             ----------            ----------
                             ----------            ----------


(3)  LOSS PER SHARE

     Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were not considered in the determination of net loss per share, as their inclusion would be anti-dilutive.

 (4) MARKETABLE SECURITIES

     As of June 30, 1996, marketable securities consist of investments in state and local municipal obligations which are carried at their quoted market values. Such amounts did not differ materially from the amortized cost basis of the securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

RESULTS OF OPERATIONS

SALES:

Sales for the three month period ended June 30, 1996 increased 27.2% to $848,459 from $666,984 for the three months ended June 30, 1995. Demand for certifiers, test equipment and duplication equipment, the Company's traditional products, remained low during the quarter. While diskette prices have experienced a modest increase, margins remain low for disk manufacturers and the Company does not expect these manufacturers to make significant investments in additional capital equipment.

The Company is committed to achieving the maximum possible revenues from its current product lines. This includes not only the sale of new certification, test and duplication equipment but also upgrades, spare parts and maintenance for previously sold units. The Company is continuing its program to expand and upgrade its sales force to gain greater visibility and market penetration. The Company has not yet generated sales from its line of automated data library ("ADL") products currently under development.

GROSS PROFIT:

The Company's gross profit for the three months ended June 30, 1996 was $401,457 as compared with $99,583 for the three months ended June 30, 1995. The generation of a gross profit on low sales volume is reflective of the cost reduction measures which the Company has instituted.

EXPENSES:

Selling, General and Administrative (SG&A) expenses for the three months ended June 30, 1996 was $1,031,940 (121.6% of sales) as compared with $1,122,009 (108.2% of sales) for the three months ended June 30, 1995. SG&A expense related to the Company's current product lines was $612,619 for the three months ended June 30, 1996 as compared with $782,628 for the three months ended June 30, 1995. SG&A expenses related directly to a product line of automated data libraries being developed by the Company's MediaLogic ADL subsidiary were $419,327 in the three month period ended June 30, 1996 as compared with $339,381 in the three month period ended June 30, 1995. The Company expects that SG&A expenses related to ADL will continue to increase as product development is completed and ADL begins the process of selling the libraries.

Research and Development expenses for the three month period ended June 30, 1996 were $520,503 (61.3% of sales) as compared to $900,443 (135.0% of sales)
for the three month period ended June 30, 1995. Of the overall Company research and development expenditure, $433,603 or 83.3% for the period ended June 30, 1996 were related to the development of the ADL product line of automated data libraries. The Company has and will continue to devote a substantial portion of its resources to the development and introduction into manufacturing of the ADL product line. The Company believes that the ADL product line will provide a unique solution to the data storage and retrieval needs of a broad range of potential users. The Company further believes that the tape library market is large and growing and is the area in which the Company has the best opportunity for future growth. The Company expects the first shipment of libraries near the middle of fiscal year 1996.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 1996, the Company had working capital of $5.2 million compared to $6.2 million at March 31, 1996. The current ratio was 5.0 to 1 as of June 30, 1996 and 7.5 to 1 at March 31, 1996. The decrease in working capital was principally due to significant operating losses and funding of the development of the ADL family of products.

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

In September, 1995, the Company received $5 million in a private placement which must be used exclusively in connection with the Company's Automated Data Library (ADL) business.

The Company continually monitors the changing business conditions and takes whatever actions it deems necessary to protect and promote the Company's interests.

UNCERTAINTIES

     The discussion in this report includes forward-looking statements based on management's current expectations. To the extent that any of the statements contained herein relating to the Company's products and its operations are forward looking, such statements are based on management's current expectations that involve a number of uncertainties and risks. Factors that could cause future results to differ materially from such expectations include, but are not limited to, the uncertainty surrounding the Company's change in product base from floppy disk/magnetic tape certifiers and evaluators to automated data libraries and the risk that the Company's new products may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the computer industry;

the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions in both the United States and overseas markets. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the risks and uncertainties discussed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as filed with the Securities and Exchange Commission. Actual results may differ materially from such expectations.

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

               None

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDIA LOGIC, INC.







Date:         8/13/96
        -------------------        -----------------------------
                                        Paul M. O'Brien,
                                        Vice-President and
                                        Chief Financial Officer