Form 10-Q/A
period 1996-06-30
MEDIA LOGIC INC
filed 1996-11-12
CIK 815185

                                  Amendment No.1 to
                                     Form 10-Q/A

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
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MASSACHUSETTS                                       04-2772354
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

             310 SOUTH STREET; P.O. BOX 2258;  PLAINVILLE, MA 02762
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (508) 695-2006
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           _X_   Yes     ___ No

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

                       27   Financial data schedule

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MEDIA LOGIC, INC.







Date: NOVEMBER 7,1996              /S/  PAUL M. O'BRIEN
      ---------------              ---------------------------------
                                        Paul M. O'Brien,
                                        Vice-President and
                                        Chief Financial Officer