Form 10-Q
period 1996-09-30
MEDIA LOGIC INC
filed 1996-11-12
CIK 815185

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For the Quarterly Period Ended: September 30, 1996
                         Commission File Number: 1-9605

                               Media Logic, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                          04-2772354
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

             310 South Street, P.O. Box 2258, Plainville, MA 02762
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

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

                              __X__ Yes   _____ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value - 6,315,509 shares as of  November 4, 1996

                                     INDEX

                               MEDIA LOGIC, INC.


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated condensed financial statements (Unaudited)

         Consolidated condensed balance sheets - September 30, 1996 and
               March 31, 1996

         Consolidated condensed statements of operations - three and six months ended September 30, 1996 and 1995

         Consolidated condensed statements of cash flows - six months ended
               September 30, 1996 and 1995

         Notes to consolidated condensed financial statements - September 30,
               1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION

                               MEDIA LOGIC, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                      September 30,      March 31,
                                                          1996             1996
                                                      -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                           $  1,368,457     $  3,545,477
  Accounts receivable, net                               1,617,055          998,403
  Inventories (Note 2)                                   3,012,391        2,467,149
  Refundable income taxes                                   24,873           27,658
  Other current assets                                      40,558           73,397
                                                      -------------    -------------
          Total current assets                           6,063,334        7,112,084

Property and equipment, net                                669,447          793,038

Other assets                                               105,261           59,870
                                                      -------------    -------------

                                                      $  6,838,042     $  7,964,992
                                                      -------------    -------------
                                                      -------------    -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  1,071,868     $    343,873
  Accrued expenses                                         608,018          605,453
                                                      -------------    -------------
     Total liabilities                                   1,679,886          949,326

Stockholders' equity:
Common stock, par value $.01 per share; 20,000,000
shares authorized; 6,314,609 and 6,213,809 shares
issued and outstanding as of September 30, 1996 and
March 31, 1996, respectively                                63,146           62,138
Additional paid-in capital                              19,279,991       19,167,072
Retained deficit                                       (14,184,981)     (12,213,544)
                                                      -------------    -------------
     Total stockholders' equity                          5,158,156        7,015,666
                                                      -------------    -------------

                                                      $  6,838,042     $  7,964,992
                                                      -------------    -------------
                                                      -------------    -------------


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

                               MEDIA LOGIC, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    Three Months Ended             Six Months Ended
                                                       September 30,                 September 30,
                                                     1996          1995           1996           1995
                                                  -----------   ------------   ------------   ------------
NET SALES                                         $1,226,884    $   701,363    $ 2,075,433    $ 1,368,348

COSTS AND EXPENSES:
  Cost of products sold                              830,433        543,411      1,277,525      1,110,542
  Selling, general and administrative expenses       905,381      1,087,517      1,937,321      2,209,526
  Research and development expenses                  332,353        751,184        852,856      1,651,627
                                                  -----------   ------------   ------------   ------------

LOSS FROM OPERATIONS                                (841,283)    (1,680,749)    (1,992,269)    (3,603,347)

OTHER INCOME (EXPENSE):
  Interest income                                     32,476         10,110         73,035         31,049
  Miscellaneous                                       (8,511)         5,975         (6,081)         9,165
                                                  -----------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES                            (817,318)    (1,664,664)    (1,925,315)    (3,563,133)

PROVISION FOR INCOME TAXES                            31,392              -         46,122              -
                                                  -----------   ------------   ------------   ------------

NET LOSS                                          $ (848,710)   $(1,664,664)   $(1,971,437)   $(3,563,133)
                                                  -----------   ------------   ------------   ------------
                                                  -----------   ------------   ------------   ------------

NET LOSS PER SHARE (NOTE 3)                         $(.14)         $(.33)         $(.32)         $(.71)
                                                  -----------   ------------   ------------   ------------
                                                  -----------   ------------   ------------   ------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                          6,232,753      5,004,550      6,226,049      4,991,912
                                                  -----------   ------------   ------------   ------------
                                                  -----------   ------------   ------------   ------------


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

                               MEDIA LOGIC, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                         SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                      1996             1995
                                                  ------------     ------------
CASH USED BY OPERATING ACTIVITIES                 $(2,175,945)     $(1,338,011)
                                                  ------------     ------------

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
Sale of marketable securities                           -            1,027,666
Sale (purchase) of property and equipment, net       (115,002)          10,809
                                                  ------------     ------------

                                                     (115,002)       1,038,475
                                                  ------------     ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
Exercise of stock options                             113,927           16,500
Proceeds from private placement, net                    -            4,983,168
                                                  ------------     ------------

                                                      113,927        4,999,668
                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH                    (2,177,020)       4,700,132

CASH BALANCE, BEGINNING OF PERIOD                   3,545,477          911,729
                                                  ------------     ------------

CASH BALANCE, END OF PERIOD                        $1,368,457      $ 5,611,861
                                                  ------------     ------------
                                                  ------------     ------------


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

                               MEDIA LOGIC, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                              September 30, 1996

(1) OPERATIONS AND BASIS OF PRESENTATION
Media Logic Inc. (the "Company") designs and manufactures tape-based data storage libraries targeted at the information needs of small to mid-sized businesses. The Company is also a leading worldwide supplier of evaluation equipment for flexible computer disks and tape, and manufactures and sells industrial duplication equipment for high volume and high reliability applications.

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

In the opinion of the management of Media Logic, Inc., the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the Company's financial position at September 30, 1996, and the results of its operations and its cash flows for the six months ended September 30, 1996 and September 30, 1995.

(2) INVENTORIES
                           September 30, 1996       March 31, 1996
                           ------------------       --------------
Raw materials                  $1,556,725             $1,870,553
Work in process                   161,392                139,265
Finished goods                  1,294,274                457,331
                           ------------------       --------------
                               $3,012,391             $2,467,149
                           ------------------       --------------
                           ------------------       --------------

(3) LOSS PER SHARE
Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were not considered in the determination of net loss per share, as their inclusion would be anti-dilutive.

(4) PRIVATE PLACEMENT
On September 29, 1995, the Company sold 1,000,000 shares of its Common stock, $.01 par value per share, to a private investor at a price of $5.00 per share. In addition, the Company issued an additional 130,909 shares to its financial advisory firm in connection with this private placement. The Company's net proceeds from this transaction was $4,983,168 and is restricted to utilization in connection with the Company's automated data library (ADL) business, which it conducts through its subsidiary, Media Logic ADL, Inc..

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS
SALES:
Sales for the three and six month periods ended September 30, 1996 were $1,226,884 and $2,075,433 as compared with $701,363 and $1,368,348 for the three and six months ended September 30, 1995. Sales for the three and six month periods ended September 30, 1996 increased 74.9% and 51.7%, respectively, as compared with the three and six month periods ended September 30, 1995. The Company experienced increased sales in certifiers, test equipment and duplication equipment, the traditional product lines, during the quarter. Demand for the Company's traditional products, however, continues to remain low. While diskette prices have experienced a modest increase, margins remain low for disk manufacturers and the Company does not expect these manufacturers to make significant investments in additional capital equipment. During the quarter, the Company began initial shipments of its new Scalable Library Architecture ("SLA") data tape libraries.

The Company is committed to achieving the maximum possible revenues from its current product lines. This includes not only the sale of new certification, test and duplication equipment but also upgrades, spare parts and maintenance for previously sold units. The Company is continuing its program to expand its sales force to gain greater visibility and market penetration for its newly released line of Automated Data Library ("ADL") products.

GROSS PROFIT:
Gross profit for the three and six months ended September 30, 1996 was $396,451 and $797,908 as compared with $157,952 and $257,806 for the three and six months ended September 30, 1995. The generation of a gross profit on low sales volume and higher gross margins than comparable periods in the previous year are reflective of the cost reduction measures which the Company has instituted.

EXPENSES:
Selling, General and Administrative ("SG&A") expenses for the three and six months ended September 30, 1996 were $905,381 (73.8% of sales) and $1,937,321 (93.3% of sales) as compared with $1,087,517 (155.1% of sales) and $2,209,526
(161.5% of sales) for the three and six months ended September 30, 1995. SG&A expense related to the Company's traditional product lines was $574,204 for the three months ended September 30, 1996 as compared with $723,925 for the three months ended September 30, 1995. SG&A expenses related directly to a product line of automated data libraries being developed by the Company's Media Logic ADL subsidiary were $331,177 in the three month period ended September 30, 1996 as compared with $363,592 in the three month period ended September 30, 1995. The Company expects that SG&A expenses related to ADL will increase as product development is completed and ADL continues the process of selling the libraries.

Research and development expenses for the three and six month periods ended September 30, 1996 were $332,353 (27.1% of sales) and $852,856 (41.1% of sales) as compared to $751,184 (107.1% of sales) and $1,651,627 (120.7% of sales) for the three and six month periods ended September 30, 1995. Of the overall Company research and development expenses, $272,843 or 82.1% for the period ended September 30, 1996 were related to the development of the ADL product line of automated data libraries. The Company has and will continue to devote a substantial portion of its resources to the development of the ADL product line. The Company believes that the ADL product line will provide a unique solution to the data storage and retrieval needs of a broad range of potential users. The Company further believes that the tape library market is large and growing and is the area in which the Company has the best opportunity for future growth. The Company began initial shipments of libraries during the quarter ended September 30, 1996. To date, the Company has not generated significant revenues from its ADL product line.

LIQUIDITY AND CAPITAL RESOURCES:
At September 30, 1996, the Company had working capital of $4.4 million compared to $6.2 million at March 31, 1996. The current ratio was 3.6 to 1 as of September 30, 1996 and 7.5 to 1 at March 31, 1996. The decrease in working capital is principally due to significant operating losses and funding of the development and introduction to the marketplace of the ADL family of products.

The Company has no debt nor does it have a line of credit or other committed source of additional financing.

In September 1995 the Company received $5,000,000 in a private placement which must and has been used exclusively in connection with the Company's ADL business.

The Company's internal operating plan for fiscal 1997 shows cash resources will be available to fund operations through March 31, 1997, if the plan is substantially achieved. However, because the plan is in large part based on the sale of ADL automated tape libraries which are currently being introduced into the market and have not yet achieved widespread acceptance, there is a risk that the plan might not be achieved. If this plan is not achieved, the Company could be without sufficient funds to continue its operations through March 31, 1997. In such event, the Company will be required to seek additional funding. While the Company believes that additional sources of financing would be available if required, the Company does not have a committed source of additional funds. Should the Company be required to raise additional funds, it has no assurance that it would be able to do so in a timely manner or on favorable terms, if at all.

The Company continually monitors the changing business conditions and takes whatever actions it deems necessary to protect and promote the Company's interests.

UNCERTAINTIES
The discussion in this report includes forward-looking statements based on management's current expectations. To the extent that any of the statements contained herein relating to the Company's products and its operations are forward-looking, such statements are based on management's current expectations that involve a number of uncertainties and risks. Factors that could cause future results to differ materially from such expectations include, but are not limited to: the uncertainty surrounding the Company's change from its traditional product base to automated data libraries and the risk that the Company's new products may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the computer industry; the availability of additional capital to fund expansion on acceptable terms, if at all; and general economic conditions in both the United States and overseas markets. As a result, the Company's future development efforts involve a high degree of risk. For further information, refer to the risks and uncertainties discussed in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 1996 and the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, as filed with the Securities and Exchange Commission. Actual results may differ materially from such expectations.

PART II.  OTHER INFORMATION

     Item 1.   LEGAL PROCEEDINGS

                    None

     Item 2.   CHANGES IN SECURITIES

                    None

     Item 3.   DEFAULTS UPON SENIOR SECURITIES

                    None

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) The following information relates to matters submitted at the Annual Meeting of Shareholders of the Company held on September 12, 1996.
               (b) Proxies for the meeting were solicited and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected. F. Michael Hruby, Joseph L. Mitchell and William E. Davis, Jr. were elected directors.
               (c) The total number of shares entitled to vote at the Annual Meeting of Shareholders was 6,211,442. The total shares voted were 6,105,329 or 98% of those eligible to vote.
               The votes for directors were (1) F. Michael Hruby, 6,075,719 votes for, 28,410 votes against, and 1,200 abstentions; (2) Joseph L. Mitchell, 6,075,579 votes for, 28,550 votes against, and 1,200 abstentions; (3) William E. Davis, Jr., 6,075,779 votes for, 28,350 votes against, and 1,200 abstentions.
                Approval was granted to the proposal that Arthur Andersen LLP be appointed as the Company's independent accountant for fiscal 1997. The vote was 6,029,168 for approval, 65,711 against approval, and 10,450 abstentions.

     Item 5.   OTHER INFORMATION

                    None

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

                    27   Financial data schedule

               (b) Reports on Form 8-K

                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MEDIALOGIC, INC.

Date:  November 7, 1996                \S\   Paul M. O'Brien
       ----------------                --------------------------------
                                             Paul M. O'Brien
                                             Vice-President and
                                             Chief Financial Officer