Form 10-Q
period 1996-12-31
MEDIA LOGIC INC
filed 1997-02-14
CIK 815185

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended: December 31, 1996

                         Commission File Number: 1-9605

                                Media Logic, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                 04-2772354
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

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

                                X Yes   ______No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $.01 par value - 6,315,909 shares as of February 12, 1997

                                      INDEX

                                MEDIA LOGIC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated condensed financial statements (Unaudited)

          Consolidated condensed balance sheets - December 31, 1996 and March
               31, 1996

          Consolidated condensed statements of operations - three and nine months ended December 31, 1996 and 1995

          Consolidated condensed statements of cash flows - nine months ended
               December 31, 1996 and 1995

          Notes to consolidated condensed financial statements - December 31,
               1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                                                         December 31,        March 31,
                                                            1996              1996
                                                        ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                             $    307,663       $  3,545,477
  Accounts receivable, net                                 1,439,733            998,403
  Inventories (Note 2)                                     3,340,086          2,467,149
  Refundable income taxes                                     24,873             27,658
  Other current assets                                        27,492             73,397
                                                        ------------       ------------
          Total current assets                             5,139,847          7,112,084

Property and equipment, net                                  592,922            793,038

Other assets                                                  72,711             59,870
                                                        ------------       ------------

                                                        $  5,805,480       $  7,964,992
                                                        ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  1,296,074       $    343,873
  Accrued expenses                                           535,687            605,453
                                                        ------------       ------------
     Total liabilities                                     1,831,761            949,326

Stockholders' equity:
Common stock, par value $.01 per share; 20,000,000
shares authorized; 6,315,909 and 6,213,809 shares
issued and outstanding as of December 31, 1996 and
March 31, 1996, respectively
                                                              63,159             62,138
Additional paid-in capital                                19,283,328         19,167,072
Retained deficit                                         (15,372,768)       (12,213,544)
                                                        ------------       ------------
     Total stockholders' equity                            3,973,719          7,015,666
                                                        ------------       ------------

                                                        $  5,805,480       $  7,964,992
                                                        ============       ============

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                 Three Months Ended                  Nine Months Ended
                                                    December 31,                        December 31,
                                               1996              1995              1996              1995
                                           -----------       -----------       -----------       -----------
NET SALES                                  $   897,376       $ 1,070,407       $ 2,972,809       $ 2,438,755

COSTS AND EXPENSES:
  Cost of products sold                        739,535           752,164         2,017,060         1,862,706
  Selling, general and administrative          883,465         1,191,900         2,820,786         3,401,426
expenses                                       463,436           956,870         1,316,292         2,608,497
  Research and development expenses
                                           -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                        (1,189,060)       (1,830,527)       (3,181,329)       (5,433,874)

OTHER INCOME (EXPENSE):
  Interest income                                 --              50,675            73,035            81,724
  Miscellaneous                                  1,273            (2,032)           (4,808)            7,133
                                           -----------       -----------       -----------       -----------

LOSS BEFORE INCOME TAXES                    (1,187,787)       (1,781,884)       (3,113,102)       (5,345,017)

PROVISION FOR INCOME TAXES                        --                --              46,122              --
                                           -----------       -----------       -----------       -----------

NET LOSS                                   $(1,187,787)      $(1,781,884)      $(3,159,224)      $(5,345,017)
                                           ===========       ===========       ===========       ===========

NET LOSS PER SHARE (NOTE 3)                $      (.19)      $      (.29)      $      (.50)      $     (1.00)
                                           ===========       ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           6,315,439         6,151,385         6,255,950         5,370,397
                                           ===========       ===========       ===========       ===========


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                            DECEMBER 31,
                                                      1996              1995
                                                  -----------       -----------

CASH USED BY OPERATING ACTIVITIES                 $(3,239,991)      $(2,730,125)
                                                  -----------       -----------

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
Sale of marketable securities                            --           2,031,289
Sale (purchase) of property and equipment, net       (115,100)           (6,993)
                                                  -----------       -----------

                                                     (115,100)        2,024,296
                                                  -----------       -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
Exercise of stock options                             117,277            78,869
Proceeds from private placement, net                     --           4,983,668
                                                  -----------       -----------

                                                      117,277         5,062,537
                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH                    (3,237,814)        4,356,708

CASH BALANCE, BEGINNING OF  PERIOD                  3,545,477           911,729
                                                  ===========       ===========

CASH BALANCE, END OF PERIOD                       $   307,663       $ 5,268,437
                                                  ===========       ===========

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 1996

(1) Operations and Basis of Presentation

Media Logic, Inc. (the "Company") designs and manufactures tape-based data storage libraries targeted at the information needs of small to mid-sized businesses. The Company also supplies evaluation equipment for flexible computer disks and tape, and manufactures and sells industrial duplication equipment for high volume and high reliability applications.

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

In the opinion of the management of Media Logic, Inc., the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the Company's financial position at December 31, 1996, and the results of its operations and its cash flows for the nine months ended December 31, 1996 and December 31, 1995.

(2) Inventories

                          December 31, 1996               March 31, 1996
                          -------------------------       ---------------------
Raw materials                            $1,477,014                  $1,870,553
Work in process                             147,168                     139,265
Finished goods                            1,715,904                     457,331
                          =========================       =====================
                                         $3,340,086                  $2,467,149
                          =========================       =====================

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

Management's Discussion and Analysis of Financial Condition and Results of Operations Three and Nine Months Ended December 31, 1996 Compared to Three and Nine Months Ended December 31, 1995

Results of operations

Sales:

Sales for the three and nine month periods ended December 31, 1996 were $897,376 and $2,972,809 as compared with $1,070,407 and $2,438,755 for the three and nine months ended December 31, 1995. Sales for the three and nine month periods ended December 31, 1996 decreased 16.2% and increased 21.9%, respectively, as compared with the three and nine month periods ended December 31, 1995. Demand for the Company's traditional products continues to remain low, and while diskette prices have experienced a modest increase, margins remain low for disk manufacturers and the Company does not expect these manufacturers to make significant investments in additional capital equipment. During the quarter, the Company continued initial shipments of its new Scalable Library Architecture ("SLA") data tape libraries.

The Company is continuing to pursue its traditional product lines. This includes not only the sale of new certification, test and duplication equipment but also upgrades, spare parts and maintenance for previously sold units. The Company also is continuing its program to expand its market introduction of its newly released line of Automated Data Library ("ADL") products.

Gross Profit:

Gross profit for the three and nine months ended December 31, 1996 was $157,841 and $955,749 as compared with $318,243 and $576,049 for the three and nine months ended December 31, 1995. The generation of a gross profit on low sales volume is reflective of the cost reduction measures which the Company has instituted.

Expenses:

Selling, General and Administrative ("SG&A") expenses for the three and nine months ended December 31, 1996 were $883,465 (98.4% of sales) and $2,820,786 (94.9% of sales) as compared with $1,191,900 (111.4% of sales) and $3,401,426
(139.5% of sales) for the three and nine months ended December 31, 1995. SG&A expense related to the Company's traditional product lines was $551,824 for the three months ended December 31, 1996 as compared with $761,357 for the three months ended December 31, 1995. SG&A expenses related directly to the product line of automated data libraries being developed by the Company's Media Logic ADL subsidiary were $331,641 in the three month period ended December 31, 1996 as compared with $430,543 in the three month period ended December 31, 1995. The Company expects that SG&A expenses related to ADL will increase as product development is completed and ADL continues the process of selling the libraries.

Research and development expenses for the three and nine month periods ended December 31, 1996 were $463,436 (51.6% of sales) and $1,316,292 (44.3% of sales)
as compared to $956,870 (89.4% of sales) and $2,608,497 (107.0% of sales) for the three and nine month periods ended December 31, 1995. Of the overall Company research and development expenses, $373,106 or 80.5% for the three month period ended December 31, 1996 were related to the development of the ADL product line of automated data libraries, compared to $831,391 or 86.9% for the three month period ended December 31, 1995. The Company believes that the ADL product line will provide a unique solution to the data storage and retrieval needs of a broad range of potential users. The Company further believes that the tape library market is large and growing and is the area in which the Company has the best opportunity for future growth. The Company began initial shipments of libraries during the quarter ended September 30, 1996. To date, the Company has not generated significant revenues from its ADL product line.

Liquidity and Capital Resources:

At December 31, 1996, the Company had working capital of $3.3 million compared to $6.2 million at March 31, 1996. The current ratio was 2.8 to 1 as of December 31, 1996 and 7.5 to 1 at March 31, 1996. The decrease in working capital is principally due to significant operating losses and funding of the development and introduction to the marketplace of the ADL family of products.

The Company has no debt nor does it have a line of credit or other committed source of additional financing.

In September 1995 the Company received $5,000,000 in a private placement which must and has been used exclusively in connection with the Company's ADL business.

The Company anticipates that its existing cash resources will allow it to maintain its current and planned operations through mid to late March 1997. Because of its continuing losses from operations, the Company will be required to obtain additional capital in order to continue its operations. In December 1996 the Company announced it was seeking up to $5,000,000 in additional capital to be used primarily to strengthen the Company's marketing capabilities for the ADL product line. Although the Company has been actively pursuing additional financing opportunities, to date, the Company has not secured a committed source of additional funds. An investor has expressed an intention to invest in the Company, subject to the satisfaction of its due diligence review. There can be no assurance, however, that a commitment to invest will result or that closing of a financing will occur. The Company has no assurance that it will be able to raise additional capital in a timely manner or on favorable terms, if at all. If the Company is unable to secure additional financing, the Company will be forced to curtail or discontinue its operations by the end of the current fiscal quarter.

The Company continually monitors the changing business conditions and takes whatever actions it deems necessary to protect and promote the Company's interests.

Uncertainties

The discussion in this report includes forward-looking statements based on management's current expectations. To the extent that any of the statements contained herein relating to the Company's products and its operations are forward-looking, such statements are based on management's current expectations that involve a number of uncertainties and risks. Factors that could cause future results to differ materially from such expectations include, but are not limited to: the uncertainty surrounding the Company's change from its traditional product base to automated data libraries and the risk that the Company's new products may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from manufacturers, many of which have substantially greater financial, technical and other resources than the Company; the cyclical nature of the computer industry; the availability of additional capital to fund continued operations on acceptable terms, if at all; and general economic conditions in both the United States and overseas markets. As a result, the

Company's future development efforts involve a high degree of risk. Actual results may differ materially from expectations.

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


                                                       MEDIA LOGIC, INC.

Date:  February 14, 1997                             \S\  Paul M. O'Brien
       -----------------                             ------------------------
                                                         Paul M. O'Brien
                                                         Vice-President and
                                                         Chief Financial Officer