Form 10-K
period 1997-03-31
MEDIA LOGIC INC
filed 1997-06-18
CIK 815185

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 1-9605
                            ------------------------

                               MEDIA LOGIC, INC.

             (Exact name of Registrant as specified in its charter)
                         ------------------------------

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

                            ------------------------

                                 (508) 695-2006

              (Registrant's telephone number, including area code)
                         ------------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:
                            ------------------------

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             Common Stock, $.01                           American Stock Exchange
             par value per share

                            ------------------------

    Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    On May 30, 1997, there were outstanding 5,060,564 shares of Common Stock held by nonaffiliates (without admitting that any person whose shares are not included are affiliates) with an aggregate market value of $15,497,977 (based on the closing price of $3.0625 per share on the American Stock Exchange).

    As of May 30, 1997, there were issued and outstanding 6,320,909 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MEDIA LOGIC, INC.
                                   FORM 10-K

                               TABLE OF CONTENTS

  ITEM                                                                                                             PAGE
---------                                                                                                        ---------

                                                          PART I
 1.        Description of Business.............................................................................          1
 2.        Properties..........................................................................................          7
 3.        Legal Proceedings...................................................................................          8
 4.        Submission of Matters to a Vote of Security Holders.................................................          8

                                                         PART II
 5.        Market for the Registrant's Common Equity Securities and Related Stockholder Matters................          9
 6.        Selected Financial Data.............................................................................         10
 7.        Management's Discussion and Analysis of Financial Condition and Results of Operation................         10
 8.        Consolidated Financial Statements and Supplementary Data............................................         17
 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................         17

                                                         PART III
10.        Directors and Executive Officers of the Registrant..................................................         18
11.        Executive Compensation..............................................................................         18
12.        Security Ownership of Certain Beneficial Owners and Management......................................         18
13.        Certain Relationships and Related Transactions......................................................         18

                                                         PART IV
14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................         19

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

    Media Logic, Inc. (the "Company") was incorporated in 1982 to develop and manufacture certification equipment to be used by manufacturers of flexible storage media such as floppy disks. The Company's principal product line is automated tape library systems for data storage and retrieval, which was introduced in fiscal year 1996.

    The Company's data storage libraries have been developed by MediaLogic ADL, Inc. ("ADL"), a subsidiary of the Company which was established in 1994 to develop, market and sell automated data storage libraries. In fiscal year 1996, ADL introduced automated tape libraries in 4mm and 8mm tape technologies and expects to introduce during 1997 automated tape libraries with digital linear tape ("DLT") technology. Tape drives from a number of manufacturers are supported by the libraries, as are system management and software configurations from a variety of vendors. In fiscal 1996, the Company sold only pre-production units, and began delivering initial production units in fiscal 1997. Potential customers for the ADL line of automated tape libraries are data dependent companies in all types of businesses.

    The certification, test and duplication product line, representing the Company's historical products, is not expected to be the basis for the bulk of the Company's future business. This product line includes: (i) certifiers which are used by computer disk manufacturers to test each disk as it is manufactured and to sort disks into three industry established quality categories, (ii) tape certification and evaluation equipment used by manufacturers and suppliers of magnetic tapes, to evaluate and qualify the quality of the tapes, and (iii) floppy disk duplication equipment utilizing industrial disk drives which have been developed by the Company for use by software publishers and duplicators.

    The discussion in this report which express "belief", "anticipation", "plans", "expectation", "future" or "intention", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and involve a number of risks and uncertainties. The Company's actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause future results to differ materially from such expectations include, but are not limited to, the uncertainty surrounding the Company's change in product base from floppy disk/magnetic tape certifiers and evaluators to automated data libraries; the Company's limited experience in manufacturing, marketing and selling automated data libraries and the risk that the Company's new products may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; the loss of the services of one or more of the Company's key executives, which could have a material adverse impact on the Company; the development of competing or superior technologies and products by competitors, many of whom have substantially greater financial, technical and other resources than the Company; the cyclical nature of the computer industry; the availability of additional capital to fund expansion on acceptable terms, if at all; general economic conditions in both the United States and overseas markets, and other risks and uncertainties described in this report and in this Item 1--Description of Business and in Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations in particular. As a result, the Company's future operations involve a high degree of risk.

INDUSTRY BACKGROUND

    DATA STORAGE

    The Company believes that the rapidly growing availability of huge amounts of data, and the need to readily access that data, has accelerated the demand for reliable and economical data storage capabilities. The expanding role of networks, access to data from the Internet, and the explosion of graphics and imaging applications require ever greater data storage capabilities. With the loss of information being potentially devastating, participants in data dependent businesses have determined that it has become essential to have an automated system for data backup, archival storage and retrieval. The ADL line of automated tape libraries is designed to meet this requirement.

    Libraries can differ substantially in features, capacity and price. The ADL libraries target the low-end to mid-range of the market for libraries. The Company believes that the unique architecture of its libraries provides a competitive advantage in reliability and functionality. The Company plans to leverage these competitive advantages to continue to build its position in the low-end to mid-range of the rapidly growing data storage market.

    Competition in the data storage market, including the automated tape library market, is intense, with a large number of companies in these markets. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products than the Company. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in gross margins could have a material adverse effect on the Company's business, financial condition and results of operations.

    CERTIFICATION, TEST AND DUPLICATION

    The sale of certification equipment to manufacturers of floppy disks has historically been the source of the majority of the Company's revenue. Manufacturers typically certify disks to establish quality levels. Disks are sorted into one of three categories based on quality standards established by the American National Standards Institute ("ANSI"): Category 1 "exceeds ANSI standards"; Category 2 "meets ANSI standards"; and Category 3 "does not meet ANSI standards". The highest grade disks are typically used by software publishers and duplicators, while the lesser quality disks are generally sold at retail.

    During the early 1990's, significant disk production capacity was added throughout the world, particularly in the lower labor rate markets of Southeast Asia and China. The capacity added during the early 1990's has been substantially sufficient to meet requirements. This, along with the fact that price competition among disk manufacturers has driven prices down, substantially reducing margins, has minimized purchases of additional equipment by existing manufacturers and discouraged new manufacturers. Also, some disk manufacturers have discontinued the certification process, choosing instead to sell their disks as low quality into the retail market.

    Demand for disks has been restricted by alternative forms of computer media which have become available. CD-ROM has gained general acceptance as more personal computers are equipped with CD-ROM drives. Many software programs and games which once were delivered on multiple floppy disks now come on a single CD-ROM. Other computer media currently available include floptical disk, which combines optical tracking and magnetic storage, the Mini Disk, a two inch disk offered by Sony Corporation, the flash memory card or PCMCIA card, and higher density floppy disks with dramatically increased storage capabilities. All these media require specialized drives for their operation. Removable hard drives with large storage capacity are also available. Although, the Company believes that the widespread acceptance of the 3.5 inch disk as the standard form of computer media in the industry will ensure its continued use for at least several years, the Company expects the market for certification equipment to continue to decline.

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

BUSINESS STRATEGY

    The Company's business strategy is to devote the substantial majority of its resources to the development, marketing and sale of its line of ADL automated tape libraries. The Company will continue to support its historical product lines of certifiers, evaluators and duplicators and will continue to pursue all sales opportunities for new equipment, spare parts and service that become available.

    AUTOMATED TAPE LIBRARIES

    Going forward, all research and development activities will be conducted and overseen by the Company's engineering department which was established and staffed in fiscal 1996. The establishment of an in-house research and development capability has enabled the Company to reduce its reliance on outside engineering consultants, giving the Company more immediate control over the direction, cost, and schedule of product design activities.

    The Company believes that the most effective allocation of its resources requires that the manufacture of the automated tape libraries be done by a third party. A strategic alliance has been formed with a third party manufacturer for the production of the ADL libraries. PAGG Corporation, an ISO 9002 certified manufacturer located in Milford, Massachusetts, is currently manufacturing automated tape libraries for the Company.

    The Company continues to develop a sales staff dedicated to the ADL product line. The staff will have responsibility only for the Company's ADL line of automated tape libraries. In order to gain the greatest market exposure and penetration in the shortest amount of time, the Company is focusing its sales efforts on Value Added Resellers ("VARs"), Original Equipment Manufacturers ("OEMs") and large end users.

    CERTIFIERS, EVALUATORS AND DUPLICATORS

    Opportunities for sales are limited in the Company's traditional markets. There is significant competition for each sales opportunity, leading to severe pricing pressures. The Company believes it is a leading manufacturer of certification equipment by virtue of its proven technology and widespread acceptance of its products and is therefore well positioned to compete for available business. The Company believes it is similarly well situated in the market for tape testing equipment. The Company has gained market share in the duplication market and continues to refine its product offerings to meet customer requirements.

    The Company will continue to support owners of its equipment with spare parts and service.

PRODUCTS

    AUTOMATED TAPE LIBRARIES

    The ADL line of automated tape libraries includes libraries based on 4mm tape technology and 8mm tape technology. The Company expects to introduce a library based on DLT tape technology during 1997. Each library developed by ADL capitalizes on the design of its predecessor libraries, shortening the development cycle and increasing reliability. The Company believes that ADL's Scaleable Library Architecture ("SLA") includes radical design innovations for automated tape libraries compared with competitive products.

    Potential customers for the ADL line of automated tape libraries are data dependent companies in all types of businesses. In fiscal 1996, the Company sold only pre-production units, and began delivering initial production units in fiscal 1997.

    Features of ADL automated tape libraries include:

    - Independent loading mechanisms which can operate with each tape drive simultaneously, eliminating the need for robotic mechanisms and providing critical redundancy to ensure data security and availability.

    - A "hot swap" feature that allows the user to service and add drives to an ADL library without shutting it down, resulting in nearly 100% up time and uninterrupted data availability.

    - Mixed Media Interchange capability allowing the user to access through the library data held on media other than those incorporated in the library. For example, the user could store or retrieve data from such media as CD-ROM, QIC tape, 4mm tape or floppy disk through an 8mm library.

    - Scalability of drives, user options and DataPaks for customizing and/or upgrading ADL libraries.

    - Expandability for future applications.

    4mm libraries can be configured with from one to six tape drives and with DataPaks holding up to 65 cartridges, with storage capacity of up to 1.6 terabyte (TB). 8mm libraries can be configured with from one to six tape drives and with DataPaks holding up to 52 cartridges, with storage capacity of up to
2.6 TB. The Company expects that the DLT library it plans to introduce during 1997 will be configured with up to five tape drives and with DataPaks holding up to 32 cartridges, with storage capacity of up to 2.2 TB. In fiscal 1996, the Company sold only pre-production units, and began delivering initial production units in fiscal 1997.

    The computer industry in general, and the markets for the Company's automated tape library products in particular, are characterized by rapidly changing technology, frequent new product introductions, and significant competition. In order to keep pace with this rapidly changing market environment, the Company must continually develop and incorporate into its products new technological advances and features desired by the marketplace at acceptable prices. The successful development and commercialization of new products involves many risks, including the identification of new product opportunities, timely completion of the development process, the control and recoupment of development and production costs and acceptance by customers of the Company's products. There can be no assurance that the Company will be successful in identifying, developing, manufacturing and marketing new products in a timely and cost effective manner, that products or technologies developed by others will not render the Company's products or technologies uncompetitive, or that the Company's products will be accepted in the marketplace.

    DISK CERTIFIERS

    Media Logic manufactures semi-automatic and automatic disk certifiers used by computer disk manufacturers to test each disk as it comes off a production line. The certifiers are designed to run 24 hours a day, seven days a week. Certifiers perform a series of tests on each disk, sorting newly manufactured disks into one of the three categories based on quality standards established by the ANSI. See "Industry Background--Certification, Test and Duplication".

    The Company believes that it is a recognized leader in the certifier market because of the high throughput and reliability of its products. Prices range from $30,000 for six spindle hand loaded units to over $300,000 for customized automated 60-spindle systems.

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

    DUPLICATORS

    The Company manufactures and sells a line of AccuCopy duplicators incorporating the Company's proprietary AccuCopy industrial disk drive. Principal customers for AccuCopy duplicators include disk manufacturers, who are increasingly providing disk formatting and duplication services to maximize the prices they can charge for their disks, and major software duplicators. The Company sells both three and six spindle versions of the AccuCopy duplicator at prices ranging from $20,000 to $50,000.

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

    CERTIFIERS, EVALUATORS AND DUPLICATORS

    Currently all the Company's sales are generated by the Company's internal sales group, located at its home office in Plainville, Massachusetts.

    The Company provides technical support services to customers throughout the world from its headquarters in Plainville, Massachusetts. Field service personnel staff a technical hotline and coordinate service requirements. In addition, repair and refurbishment services are provided through the field service department.

    Approximately 73% of the Company's fiscal 1997 sales were to customers located outside the United States and, therefore, the Company is subject to risks common to foreign activities including government regulations, political and economic instabilities, trade barriers and transaction risks. Substantially all of the Company's sales are transacted in U.S. dollars eliminating significant currency risk to the Company. In many cases, international shipments are covered by letters of credit.

    In fiscal 1997, four individual customers each accounted for 10% or more of the Company's sales. Because of the non-recurring nature of the Company's largest orders, the identity of its major customers changes from year to year. Therefore, the Company does not believe that it is dependent on sales to only one customer.

BACKLOG

    At May 30, 1997, the Company's backlog was approximately $262,000, compared to approximately $1,069,000 at June 26, 1996. All of the orders included in the Company's backlog were requested to be filled and completed within six months and are, subject to possible customer cancellation, expected to be filled in that time frame. The Company does not believe its backlog is an accurate prediction of its annual or quarterly revenues.

PATENTS

    Prior to fiscal year 1996, the Company relied upon know-how rather than patents to develop and maintain its competitive position with respect to its historical product lines. With respect to its certifiers, evaluators and duplicators, the Company believes that a variety of factors including its products, design and applications experience, and its reputation are sufficient to protect its interests in these markets.

    The Company recognizes the value of patents in designs and processes and holds the rights under several patent applications covering the underlying technology of its automated tape libraries. The Company expects to seek additional patents as technological advances require. The Company also protects its technology and proprietary information through trade secrets, copyrights, trademarks and licenses.

    The Company's ability to compete effectively with other companies will depend, in part, on the ability of the Company to maintain the proprietary nature of its technology. There can be no assurance that competitors in both the United States and foreign counties, many of which have substantially greater resources and have made substantial investments in competing technologies, do not have or will not obtain patents that will prevent, limit or interfere with the Company's ability to make and sell its products or intentionally infringe the Company's patents. While the Company possesses or licenses certain patent rights, it relies in large part on unpatented proprietary technology, and there can be no assurance that others may not independently develop the same or similar technology, whether or not patented, or otherwise obtain access to the Company's proprietary technology.

RESEARCH AND PRODUCT DEVELOPMENT

    The Company has focused its research and development efforts on the ADL line of automated tape libraries. Expenditures for research and development of this product line in fiscal 1997 were $1,571,404, compared with $3,374,685 in fiscal 1996 and $2,375,698 in fiscal 1995. During fiscal 1997, the Company continued to expand an in-house engineering department established during fiscal 1996 which will be responsible for all future research and development activities. A substantial portion of the research and development expenditures in fiscal 1996 and 1995 were made pursuant to a contract with an engineering consulting firm which expired during fiscal 1996 and was not renewed. All work product generated pursuant to the contract is the property of the Company.

    The Company spent $236,741 on research and development activities related to the certification, evaluation and duplication products in fiscal 1997 compared to $651,768 in fiscal 1996 and $1,575,235 in fiscal 1995.

    As of March 31, 1997, the Company employed 16 engineers, designers and technicians, including software, mechanical and electrical engineers, all of whom were assigned to automated tape libraries. The Company expects to add engineers to its staff during fiscal 1998 as it continues to undertake research and development activities which had previously been conducted by consultants. The Company continues to seek out new products and new applications for its current products.

MANUFACTURING

    The Company's ADL line of automated tape libraries is manufactured by PAGG Manufacturing Company of Milford, Massachusetts. The Company believes that PAGG has the technical and manufacturing experience and capacity to meet the Company's requirements for the foreseeable future. The Company believes that there are many manufacturers qualified to build the ADL line of automated tape libraries should the Company seek alternative manufacturing sources.

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

    Numerous companies are engaged in the development and commercialization of automated tape libraries. Several manufacturers of tape storage systems have introduced libraries incorporating their tape drives. These companies include IBM, Hewlett-Packard, Exabyte and Quantum Corporation. The Company does not own proprietary tape drive technology and is therefore dependent on third party manufacturers of storage devices for incorporation of its libraries. Other competitors in the automated tape library market include Odetics, Qualstar, Spectra Logic and ADIC.

    Two Japanese companies, Expert Magnetics and Hi-Tek Seiko, are the Company's principal competitors in the market for certification equipment. AME, an Irish company, is the principal competitor in the market for desk top evaluators. The Company competes with Rimage Corporation and Trace Mountain Corporation among others in the market for duplication equipment.

EMPLOYEES

    The Company had 36 employees on March 31, 1997, of whom 29 were located in Plainville, Massachusetts and 7 were located in Boulder, Colorado at the offices of MediaLogic ADL. Of the total employees, 16 are engaged in research and development, 3 in sales and marketing, 2 in finance, 3 in administration and 12 in operations. The Company's employees are not represented under any collective bargaining agreement. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

    The Company leases its headquarters in Plainville, Massachusetts from a realty trust, the beneficiaries of which are David R. Lennox, the former Chairman of the Company, and Klaus J. Peter, a former director and former Senior Vice President of the Company. The facility has a total of 18,000 square feet. See Note 6 of Notes to Consolidated Financial Statements.

    MediaLogic ADL occupies a leased facility of approximately 3000 square feet in Boulder, Colorado.

    The regional sales office in Fremont, California occupies a leased office suite of approximately 1200 square feet.

ITEM 3. LEGAL PROCEEDINGS

    On or about January 16, 1996, the Company and its subsidiary MediaLogic ADL, Inc. (collectively, "Media Logic"), commenced an action in the Superior Court of the Commonwealth of Massachusetts against Christian P. Marlowe and Marlowe Engineering Company (collectively, "Marlowe") seeking (a) a declaration of the rights of Media Logic under certain technology transfer and consulting agreements, and (b) damages for Marlowe's breach of those agreements. On June 5, 1996, Marlowe answered the complaint and counterclaimed, asserting claims for breach of contract, misrepresentation, promissory estoppel, violation of the implied covenant of good faith and fair dealing, M.G.L. c. 93A, and declaratory judgment. On June 11, 1996, Marlowe amended the counterclaim to include a defamation count relating to a press release issued by Media Logic concerning the litigation. In August 1996, Media Logic moved to dismiss the counterclaims. The Court denied Media Logic's motion in November 1996. Currently, the parties are engaged in pre-trial discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Company's Common Stock is traded on the American Stock Exchange under the symbol "TST". The following table sets forth high and low closing sale prices of the Common Stock on the American Stock Exchange during the periods indicated below:

                                                                                 HIGH         LOW
                                                                                 PRICE       PRICE
                                                                               ---------     -----
FISCAL 1996
  First Quarter..............................................................  $    2.06        1.25
  Second Quarter.............................................................       6.06        1.38
  Third Quarter..............................................................       9.63        4.19
  Fourth Quarter.............................................................       8.56        5.75
FISCAL 1997
  First Quarter..............................................................      10.13        4.31
  Second Quarter.............................................................       7.06        4.44
  Third Quarter..............................................................       5.56        2.69
  Fourth Quarter.............................................................       3.88        2.00

    As of May 30, 1997, there were 245 shareholders of record. The Company believes that there are in excess of 3,500 beneficial owners of the Company's Common Stock.

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

                                                                              YEAR ENDED MARCH 31,
                                                             ------------------------------------------------------
                                                               1993       1994        1995       1996       1997
                                                             ---------  ---------  ----------  ---------  ---------

                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..................................................  $  21,267  $  15,489  $    5,836  $   3,578  $   3,644
Cost of sales..............................................      9,346      6,727       5,521      2,801      2,446
                                                             ---------  ---------  ----------  ---------  ---------
  Gross profit.............................................     11,921      8,762         315        777      1,198
Operating expenses:
Selling, general and administrative........................      4,533      5,462       5,503      4,651      3,596
Research and development...................................      1,071      1,712       3,951      4,026      1,808
                                                             ---------  ---------  ----------  ---------  ---------
  Income (loss) from operations............................      6,317      1,588      (9,139)    (7,900)    (4,206)
Settlement costs...........................................     --           (676)     (2,230)       (30)    --
Other income (expense).....................................         64        264         220        111         84
                                                             ---------  ---------  ----------  ---------  ---------
  Income (loss) before provision (benefit) for income
    taxes..................................................      6,381      1,176     (11,149)    (7,819)    (4,122)
Provision (benefit) for income taxes.......................      2,152        446      (1,168)    --         --
                                                             ---------  ---------  ----------  ---------  ---------
  Net income (loss)........................................  $   4,229  $     730  $   (9,981) $  (7,819) $  (4,122)
                                                             ---------  ---------  ----------  ---------  ---------
                                                             ---------  ---------  ----------  ---------  ---------
  Net income (loss) per common and common equivalent
    share..................................................  $    1.01  $    0.15  $    (2.01) $   (1.40) $   (0.66)
                                                             ---------  ---------  ----------  ---------  ---------
                                                             ---------  ---------  ----------  ---------  ---------
Weighted average number of common and common equivalent
  shares outstanding.......................................      4,169      4,975       4,968      5,585      6,271

                                                                                     MARCH 31,
                                                               -----------------------------------------------------
                                                                 1993       1994       1995       1996       1997
                                                               ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
  Working capital............................................  $   7,269  $  18,783  $   8,473  $   6,163  $   5,360
  Total assets...............................................     12,879     22,705     11,104      7,965      8,973
  Long-term debt, less current portion.......................     --         --         --         --          3,267
  Stockholders, equity.......................................      7,830     19,720      9,767      7,016      4,305

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

    THE FOLLOWING DISCUSSION AND OTHER PARTS OF THIS REPORT WHICH EXPRESS "BELIEF", "ANTICIPATION", "PLANS", "EXPECTATION", "FUTURE" OR "INTENTION", AS WELL AS OTHER STATEMENTS WHICH ARE NOT HISTORICAL FACT, ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE "LIQUIDITY AND CAPITAL RESOURCES", AND UNDER THE CAPTION "NOTE REGARDING FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN
ITEM 1 "DESCRIPTION OF BUSINESS" SECTIONS OF THIS REPORT AND THOSE INCLUDED IN PUBLICLY AVAILABLE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

    Prior to fiscal 1994, the Company was principally engaged in the development, manufacture and sale of test equipment for computer media, primarily floppy disks and tape. Beginning in fiscal 1994, the Company developed and brought to market a heavy duty industrial disk drive and floppy disk duplication equipment which incorporated the drives. Together, these products constituted what is now considered to be the Company's traditional business. The market for these traditional products has been negatively impacted in recent years by a number of factors including but not limited to:

    - competition among disk manufacturers, the principal customer for the Company's certification equipment, which led to lower disk prices. Manufacturers had less money to spend on additional capital equipment and the low margins made the business unattractive to potential new entrants,

    - the wide spread acceptance of CD-ROM as an effective medium for the delivery of software negatively impacted the demand for higher quality disks,

    - the closing of the Chinese market, eliminating the Company's largest market for new equipment and providing a source of used equipment to be sold in non-Chinese markets in competition with the Company's new equipment.

    The Company recognized the declining nature of its traditional markets and in fiscal 1995 established a subsidiary company, MediaLogic ADL, Inc. ("ADL"), to develop, market and sell automated tape libraries into the data storage market. The Company believes that the market for automated tape libraries is large and growing and that the line of libraries which has been developed by the Company meets the data storage and retrieval requirements of a large range of customers. The substantial majority of the Company's resources are now, and will continue to be, devoted to the development and marketing of this product line. The Company first commenced sales of its initial production units of ADL products, other than evaluation units, in fiscal year 1997 and therefore has limited experience in selling its ADL products. While, in fiscal year 1997 the Company still derived most of its revenues from sales of its certifiers, evaluators and duplicators for floppy disks and tape, the Company has shifted its focus to its automated tape libraries for the data storage market. The Company expects to derive a substantial majority of its total revenue and net income from sales of its ADL products in the future.

RESULTS OF OPERATIONS

    The following table sets forth, for the indicated periods, certain data as percentages of the Company's net sales:

                                                                  YEAR ENDED MARCH 31,
                                                             -------------------------------
                                                               1995       1996       1997
                                                             ---------  ---------  ---------
Net sales..................................................      100.0%     100.0%     100.0%
Cost of goods sold.........................................       94.6       78.3       67.1
                                                             ---------  ---------  ---------
  Gross profit.............................................        5.4       21.7       32.9
Selling, general and administrative expenses...............       94.3      130.0       98.7
Research and development expenses..........................       67.7      112.5       49.6
                                                             ---------  ---------  ---------
  Income (loss) from operations............................     (156.6)    (220.8)     115.4
Settlement costs...........................................      (38.2)      (0.8)       0.0
Other income...............................................        3.7        3.1        2.3
                                                             ---------  ---------  ---------
  Income (loss) before taxes...............................     (191.1)    (218.5)    (113.1)
Provision (benefit) for Income Taxes.......................      (20.0)       0.0        0.0
                                                             ---------  ---------  ---------
  Net income (loss)........................................   (171.1)%   (218.5)%   (113.1)%
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    TWELVE MONTHS ENDED MARCH 31, 1997 COMPARED TO TWELVE MONTHS ENDED MARCH 31,
     1996

    Sales for the twelve month period ended March 31, 1997 increased by 1.9% compared to fiscal 1996 which had decreased by 38.7% compared to fiscal 1995. This stabilization of revenue is primarily the result of steady demand for the Company's traditional product line. Previously, severe pricing pressures in the sale of floppy disks, discouraging current manufacturers from adding capacity and creating barriers to new entrants into the market, led to dramatic decreases in revenue. A significant number of manufacturers of floppy disks went out of business, particularly in China, flooding the market with used equipment. This led to increased competition for the limited opportunities available and lower prices for equipment.

    Sales of the ADL line of automated libraries were not significant in fiscal 1997. The Company expects sales of this product line to be an increased portion of the Company's revenues in fiscal 1998.

    International revenues increased to $2,816,585 in fiscal 1997 from $2,642,793 in fiscal 1996. The Company is continuing to pursue opportunities in sections of the world which have not previously been served by disk manufacturers. The following table summarizes sales by geographic region:

SALES BY GEOGRAPHIC REGION

                                                      FISCAL 1997   FISCAL 1996   FISCAL 1995
                                                      ------------  ------------  ------------
Domestic............................................  $    969,954  $    941,972  $  1,470,552
Europe..............................................       489,822       272,617       793,793
Far East............................................     1,234,700     1,595,396     2,368,837
Other...............................................       950,002       768,251     1,202,512
                                                      ------------  ------------  ------------
                                                      $  3,644,478  $  3,578,236  $  5,835,694
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    Total costs and expenses as a percentage of revenue were 215.4% in fiscal 1997 as compared to 321.6% in fiscal 1996 and 294.8% in fiscal 1995. The principal reasons for the decrease in fiscal 1997 were the expansion of the development of an in-house engineering capability to replace outside consultants and the institution of strict controls on all aspects of the Company's business. All manufacturing of the Company's traditional product lines has been consolidated at the Company's Plainville, Massachusetts facility. There were 36 employees at March 31, 1997 as compared to 45 at March 31, 1996. There were 37 employees as of May 30,1997, of which 10 employees were assigned to the Company's traditional product lines, while 27 were assigned to the ADL project. The Company expects to add additional employees to the ADL project during fiscal 1998. Headcount by location is as follows:

HEADCOUNT BY LOCATION

                                                                         MAY 30,      MARCH 31,     MARCH 31,   MARCH 31,
                                                                          1997          1997          1996        1995
                                                                        ---------   -------------   ---------   ---------
Media Logic, Plainville...............................................       30             29         26          53
Media Logic ADL.......................................................        7              7         13           8
Media Logic, West.....................................................        0              0          3          10
Media Logic Far East..................................................      N/A            N/A          3           3
                                                                            ---            ---        ---         ---
                                                                             37             36         45          74
                                                                            ---            ---        ---         ---
                                                                            ---            ---        ---         ---

    Cost of goods sold as a percentage of revenue decreased to 67.1% in fiscal 1997 from 78.3% in fiscal 1996 and 94.6% in fiscal 1995. The reduction in the cost of goods sold percentages reflects the strict controls which have been instituted by the Company. Future gross margins will be impacted by continuing cost reduction programs, the product mix of future revenues including the ADL line of automated tape libraries, and sales volume. The Company will continue to monitor events in an attempt to improve its gross margin levels.

RESEARCH AND DEVELOPMENT

    Research and development expense decreased 55.1% to $1,808,145 in fiscal 1997 from $4,026,453 in fiscal 1996. 86.9% of the total research and development expenditures in fiscal 1997 were associated with the ADL line of automated tape libraries now which is the Company's primary area of focus. ADL research and development expenses decreased by 53.4% in fiscal 1997 from the prior year, primarily due to the continued development of an in-house engineering staff and reduced dependence on outside consultants. Research and development expenses related to the Company's traditional product lines of certification, evaluation and duplication equipment decreased by 63.7% to $236,741 in fiscal 1997 from $651,168 in fiscal 1996. The following table represents all of the research and development costs for the periods indicated:

                                                      FISCAL 1997   FISCAL 1996   FISCAL 1995
                                                      ------------  ------------  ------------
ADL.................................................  $  1,571,404  $  3,374,685  $  2,375,698
Other...............................................       236,741       651,768     1,575,235
                                                      ------------  ------------  ------------
                                                      $  1,808,145  $  4,026,453  $  3,950,933
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

SELLING GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

    SG&A expenses decreased by $1,054,752 or 22.7% from fiscal 1996, primarily as the result of a combination of strict cost controls and reduction in the number of employees. SG&A expenses associated with the ADL line of automated tape libraries decreased by $286,968 or 17.9% in fiscal 1996 compared to the prior fiscal year. SG&A expenditures related to the Company's traditional product lines were reduced by $767,784 or 25.2% in fiscal 1997 as compared to fiscal 1996.

                                                      FISCAL 1997   FISCAL 1996   FISCAL 1995
                                                      ------------  ------------  ------------
ADL.................................................  $  1,312,435  $  1,599,403  $  1,292,273
Other...............................................     2,283,890     3,051,674     4,211,043
                                                      ------------  ------------  ------------
                                                      $  3,596,325  $  4,651,077  $  5,503,316
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

OTHER EXPENSES

    None.

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

Revenues by product are summarized in the following table.

                                                    FISCAL 1996   FISCAL 1995    FISCAL 1994
                                                    ------------  ------------  -------------
Certifiers........................................  $    775,960  $  2,706,400  $  10,523,090
Disk Evaluators...................................        69,510       294,905      1,499,058
Tape Evaluators...................................       527,337     1,261,961        930,105
AccuCopy..........................................       629,317       498,835         93,070
Spares............................................     1,576,112     1,073,593      2,443,940
                                                    ------------  ------------  -------------
                                                    $  3,578,236  $  5,835,694  $  15,489,263
                                                    ------------  ------------  -------------
                                                    ------------  ------------  -------------

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

SALES BY GEOGRAPHIC REGION

                                                                        FISCAL 1996   FISCAL 1995    FISCAL 1994
                                                                        ------------  ------------  --------------
Far East (excluding China)............................................  $  1,588,867  $  2,368,837  $    6,181,109
China.................................................................         6,529             0       2,960,843
Europe................................................................       272,617       793,793       2,608,393
Domestic..............................................................       941,972     1,470,552       1,517,206
Other.................................................................       768,251     1,202,512       2,221,712
                                                                        ------------  ------------  --------------
                                                                        $  3,578,236  $  5,835,694  $   15,489,263
                                                                        ------------  ------------  --------------
                                                                        ------------  ------------  --------------

Total costs and expenses, excluding any income tax provision (benefit), as a percentage of revenue were 322.6% in fiscal 1996 as compared to 295.3% in fiscal 1995 and 94.3% in fiscal 1994. The principal reason, discussed in detail below, has been the decision by the Company to aggressively fund the development and introduction of the ADL line of automated tape libraries. Strict controls have been instituted on the traditional portion of the Company's business and the effect of these controls is reflected in the results. All manufacturing of the Company's traditional product lines was consolidated at the Company's Plainville, Massachusetts facility. Employees numbered 45 at March 31, 1996 as compared to 74 at March 31, 1995. 32 employees were assigned to the Company's traditional product lines while 13 were assigned to the ADL project. Headcount as of June 26, 1996, is 43. The Company expects to add additional employees to the ADL project during fiscal 1997. Headcount by location is as follows:

HEADCOUNT BY LOCATION:

                                                                        JUNE 28,        MARCH 31,        MARCH 31,
                                                                          1996            1996             1995
                                                                      -------------  ---------------  ---------------
Media Logic, Plainville.............................................           24              26               53
Media Logic, West...................................................            2               3               10
Media Logic Far East................................................            3               3                3
Media Logic ADL.....................................................           14              13                8
                                                                               --              --               --
                                                                               43              45               74
                                                                               --              --               --
                                                                               --              --               --

                                                                         MARCH 31,
                                                                           1994
                                                                      ---------------
Media Logic, Plainville.............................................            56
Media Logic, West...................................................            10
Media Logic Far East................................................             4
Media Logic ADL.....................................................        --
                                                                                --
                                                                                70
                                                                                --
                                                                                --

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

                                                                          FISCAL 1996   FISCAL 1995   FISCAL 1996
                                                                          ------------  ------------  ------------
ADL related.............................................................     3,374,685     2,375,698       --
Other...................................................................  $    651,768     1,575,235     1,712,639
                                                                          ------------  ------------  ------------
                                                                          $  4,026,453  $  3,950,933  $  1,712,639
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

SELLING, GENERAL & ADMINISTRATIVE EXPENSES (SG&A)

    SG&A expenses decreased by $852,239 or 15% from fiscal 1995. SG&A expenditures related to the Company's traditional product lines were reduced by $1,159,369 or 27.5% in fiscal 1996 as compared to fiscal 1995. SG&A expenses associated with the ADL line of automated tape libraries increased by $307,130 or 24% in fiscal 1996 compared to the prior fiscal year.

                                                                          FISCAL 1996   FISCAL 1995   FISCAL 1994
                                                                          ------------  ------------  ------------
ADL.....................................................................     1,599,403     1,292,273       --
Other...................................................................  $  3,051,674  $  4,211,043  $  5,461,919
                                                                          ------------  ------------  ------------
                                                                             4,651,077  $  5,503,316  $  5,461,919
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

OTHER EXPENSES

    None.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, the Company had working capital of $5.4 million compared to $6.2 million at March 31, 1996. The current ratio was 4.8 to 1 as of March 31, 1997 and 7.5 to 1 as of March 31, 1996. The decrease in working capital was principally due to significant operating losses and funding of the development of the ADL family of products, slightly offset by proceeds from the Company's issuance of convertible debentures.

    In September 1995, the Company privately placed 1,000,000 shares of its Common Stock with Raymond W. Leclerc, a private investor. The shares were priced at $5.00 per share and subject to an absolute restriction on resale for a period of one year and, thereafter, certain other resale restrictions. Mr. Leclerc may not acquire additional shares of the Company's stock if, as a result thereof, he would own beneficially more than 25% of the Company's Common Stock then outstanding. The Company has granted Mr. Leclerc certain rights for the registration of the shares purchased in this placement and appointed Mr. Leclerc to the Company's Board of Directors. Net proceeds from the placement were used exclusively in connection with the Company's ADL business.

    On March 24, 1997, the Company issued 7% Convertible Subordinated Debentures Due 2000 (the "Debentures") aggregating $3,530,000 to accredited investors in a private placement exempt from registration under Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The debentures mature on March 24, 2000 and are convertible into the Company's Common Stock prior to that date at the option of the holder. The Debentures, together with accrued interest thereon, are convertible into shares of Common Stock at the lower of
(i) $2.805 and (ii) 80% of the average closing bid price of the Common Stock over the five trading days immediately preceding the conversion date. In connection with the issuance of the Debentures, the Company issued warrants to purchase 1,550,870 shares of Common Stock at $3.00 per share and 151,016 shares of Common Stock at $3.51 per share. Rochon Capital Group, Ltd. served as placement agent for this transaction.

    In February 1997, the Company issued 5,000 shares of Common Stock to the former President of MediaLogic ADL pursuant to the terms of a separation agreement entered in October 1996. These shares were issued in a private placement exempt from registration under Regulation D under the Securities Act. No underwriter was involved in this issuance.

    The Company, because of its continuing losses from operations, anticipates that, unless revenues increase significantly, it will require additional capital in order to continue its operations. The Company has no assurance that it will be able to raise such additional capital, if needed, in a timely manner or on favorable terms, if at all. If the Company is unable to increase revenues significantly and/or secure additional financing, the Company could be forced to curtail or discontinue its operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required under this item is incorporated by reference to the discussion response thereto under the captions "Proposal 1--Election of Directors" and 16(a) "Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1997 Annual Meeting section.

ITEM 11. EXECUTIVE COMPENSATION

    Information required under this item is incorporated by reference to the discussion response thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required under this item is incorporated by reference to the discussion response thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 1997 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required under this is incorporated by reference to the discussion response thereto under the caption "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF MARCH 31, 1997, 1996 AND 1995
                         TOGETHER WITH AUDITORS' REPORT

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Public Accountants.................................................................         F-2
  Consolidated Balance Sheets as of March 31, 1997 and 1996................................................         F-3
  Consolidated Statements of Operations for the Years Ended March 31, 1997, 1996 and 1995..................         F-4
  Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1997, 1996 and 1995........         F-5
  Consolidated Statements of Cash Flows for the Years Ended March 31, 1997, 1996 and 1995..................         F-6
  Notes to Consolidated Financial Statements...............................................................         F-7
FINANCIAL STATEMENT SCHEDULE:
  Report of Independent Public Accountants on Supplementary Schedule.......................................         S-1
  Schedule II--Valuation and Qualifying Accounts for the Years Ended March 31, 1997, 1996 and 1995.........         S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Media Logic, Inc.:

We have audited the accompanying consolidated balance sheets of Media Logic, Inc. (a Massachusetts corporation) and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Logic, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. In addition, the Company's business plan is predicated on achieving sales forecasts for new products for which the market acceptance is uncertain. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Boston, Massachusetts

May 19, 1997

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                         AS OF MARCH 31, 1997 AND 1996

                                                                                          1997           1996
                                                                                     --------------  -------------

                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................  $    2,382,875  $   3,545,477
  Refundable income taxes..........................................................        --               27,658
  Accounts receivable, net of allowance for doubtful accounts of approximately
    $62,000 and $471,000 at March 31, 1997 and 1996, respectively..................         813,993        998,403
  Inventories......................................................................       3,563,482      2,467,149
  Prepaid expenses and other current assets........................................           1,000         73,397
                                                                                     --------------  -------------
      Total current assets.........................................................       6,761,350      7,112,084
                                                                                     --------------  -------------
PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment..........................................................       1,210,345      1,554,498
  Office equipment and fixtures....................................................         393,773        397,886
  Leasehold improvements...........................................................         256,766        256,766
  Vehicles.........................................................................          13,315         65,283
                                                                                     --------------  -------------
                                                                                          1,874,199      2,274,433
  Less--Accumulated depreciation and amortization..................................       1,405,119      1,481,395
                                                                                     --------------  -------------
                                                                                            469,080        793,038
                                                                                     --------------  -------------

DEFERRED FINANCING COSTS (Note 3)..................................................       1,711,829       --
OTHER ASSETS.......................................................................          30,696         59,870
                                                                                     --------------  -------------
                                                                                     $    8,972,955  $   7,964,992
                                                                                     --------------  -------------
                                                                                     --------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.................................................................  $    1,107,732  $     343,873
  Accrued expenses.................................................................         293,238        605,453
                                                                                     --------------  -------------
      Total current liabilities....................................................       1,400,970        949,326
                                                                                     --------------  -------------
CONVERTIBLE SUBORDINATED DEBENTURES (Note 3).......................................       3,266,663       --
COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value--
  Authorized--20,000,000 shares
  Issued and outstanding--6,320,909 shares and 6,213,809 shares at March 31, 1997
    and 1996, respectively.........................................................          63,209         62,138
  Additional paid-in capital.......................................................      20,577,945     19,167,072
  Accumulated deficit..............................................................     (16,335,832)   (12,213,544)
                                                                                     --------------  -------------
      Total stockholders' equity...................................................       4,305,322      7,015,666
                                                                                     --------------  -------------
                                                                                     $    8,972,955  $   7,964,992
                                                                                     --------------  -------------
                                                                                     --------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
NET SALES............................................................  $   3,644,478  $   3,578,236  $   5,835,694
COST OF SALES........................................................      2,446,183      2,801,009      5,520,891
                                                                       -------------  -------------  -------------
    Gross profit.....................................................      1,198,295        777,227        314,803
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........................      3,596,325      4,651,077      5,503,316
RESEARCH AND DEVELOPMENT EXPENSES....................................      1,808,145      4,026,453      3,950,933
                                                                       -------------  -------------  -------------
    Loss from operations.............................................     (4,206,175)    (7,900,303)    (9,139,446)

OTHER INCOME (EXPENSE):
  Interest income....................................................         83,887        144,583        248,601
  Settlement costs (Note 2)..........................................             --        (30,000)    (2,230,000)
  Other..............................................................             --        (33,099)       (28,475)
                                                                       -------------  -------------  -------------
    Loss before benefit for income taxes.............................     (4,122,288)    (7,818,819)   (11,149,320)

BENEFIT FOR INCOME TAXES.............................................             --             --     (1,168,000)
                                                                       -------------  -------------  -------------
    Net loss.........................................................  $  (4,122,288) $  (7,818,819) $  (9,981,320)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
NET LOSS PER COMMON SHARE............................................  $        (.66) $       (1.40) $       (2.01)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................      6,271,463      5,585,025      4,968,141
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                 COMMON STOCK        ADDITIONAL       RETAINED         TOTAL
                                             ---------------------     PAID-IN        EARNINGS     STOCKHOLDERS'
                                               SHARES     AMOUNT       CAPITAL       (DEFICIT)        EQUITY
                                             ----------  ---------  -------------  --------------  -------------
BALANCE, MARCH 31, 1994....................   4,960,800  $  49,608  $  14,084,250  $    5,586,595  $  19,720,453
  Net loss.................................      --         --           --            (9,981,320)    (9,981,320)
  Exercise of stock options, including
    related tax benefit....................      17,200        172         15,278        --               15,450
  Compensation related to issuance of stock
    options................................       1,000         10         12,547        --               12,557
                                             ----------  ---------  -------------  --------------  -------------
BALANCE, MARCH 31, 1995....................   4,979,000     49,790     14,112,075      (4,394,725)     9,767,140
  Net loss.................................      --         --           --            (7,818,819)    (7,818,819)
  Exercise of stock options................     103,900      1,039         83,138        --               84,177
  Proceeds from private placement of common
    stock, net of issuance costs of
    $16,832................................   1,130,909     11,309      4,971,859        --            4,983,168
                                             ----------  ---------  -------------  --------------  -------------
BALANCE, MARCH 31, 1996....................   6,213,809     62,138     19,167,072     (12,213,544)     7,015,666
  Net loss.................................      --         --           --            (4,122,288)    (4,122,288)
  Issuance of common stock.................       5,000         50         14,950        --               15,000
  Issuance of warrants, net of issuance
    costs of $211,733......................      --         --            862,916        --              862,916
  Issuance of rights for guaranteed return
    on convertible subordinate debentures
    (Note 3)...............................      --         --            416,750        --              416,750
  Exercise of stock options................     102,100      1,021        116,257        --              117,278
                                             ----------  ---------  -------------  --------------  -------------
BALANCE, MARCH 31, 1997....................   6,320,909  $  63,209  $  20,577,945  $  (16,335,832) $   4,305,322
                                             ----------  ---------  -------------  --------------  -------------
                                             ----------  ---------  -------------  --------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................................  $  (4,122,288) $  (7,818,819) $  (9,981,320)
  Adjustments to reconcile net loss to net cash used in operating activities--
    Depreciation and amortization....................................        430,602        549,631        424,436
    Compensation expense related to nonqualified stock options.......       --             --               12,557
    Loss on sale and retirements of property and equipment...........         10,389         44,235        134,460
    Deferred income taxes............................................       --             --              466,575
    Changes in assets and liabilities--
      Refundable income taxes........................................         27,658      1,701,972       (856,494)
      Accounts receivable............................................        184,410        249,652      1,114,606
      Due from related parties                                              --             --              325,520
      Inventories....................................................     (1,096,333)     1,227,248        606,140
      Prepaid expenses and other current assets......................         72,397        121,075       (121,076)
      Accounts payable...............................................        763,859       (495,160)    (1,250,158)
      Accrued expenses...............................................       (312,215)       126,895       (416,995)
      Customer deposits..............................................       --              (19,709)        19,709
                                                                       -------------  -------------  -------------
        Net cash used in operating activities........................     (4,041,521)    (4,312,980)    (9,522,040)
                                                                       -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment................................       (117,033)      (129,622)      (762,932)
  Proceeds from sale of marketable securities........................       --            2,031,289      9,281,237
  Decrease (increase) in other assets................................         29,174        (22,284)       (15,344)
                                                                       -------------  -------------  -------------
        Net cash (used in) provided by investing activities..........        (87,859)     1,879,383      8,502,961
                                                                       -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of convertible subordinated
    debentures.......................................................      3,266,663       --             --
  Proceeds from issuance of common stock.............................         15,000      4,983,168       --
  Increase in deferred financing costs...............................       (432,163)      --             --
  Exercise of stock options..........................................        117,278         84,177         15,450
                                                                       -------------  -------------  -------------
      Net cash provided by financing activities......................      2,966,778      5,067,345         15,450
                                                                       -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................     (1,162,602)     2,633,748     (1,003,629)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........................      3,545,477        911,729      1,915,358
                                                                       -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF YEAR...............................  $   2,382,875  $   3,545,477  $     911,729
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
    Charge for guaranteed return on convertible subordinated
      debenture......................................................  $    (416,750) $    --        $    --
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
    Issuance of warrants.............................................  $    (862,916) $    --        $    --
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for--
    Interest.........................................................  $    --        $       5,963  $    --
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
    Income taxes.....................................................  $    --        $    --        $    --
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

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

    Since 1995, the Company has dedicated, through its wholly owned subsidiary Media Logic ADL, Inc., significant financial resources to the development of its automated data library (ADL) product line. The future success of the Company is dependent on the viability of its new ADL products. During fiscal 1997, the Company introduced its 8 mm and 4 mm tape libraries and has increased inventory levels for anticipated demand but has not yet achieved significant sales. The Company plans to continue development of the ADL product line with the introduction of automated data libraries with digital linear tape (DLT) scheduled for fiscal 1998. The financial condition of the Company, including its ability to obtain additional capital for operations, is contingent on the Company's ability to achieve its sales and profit projections for its ADL product line.

    The Company believes, based on its strategic plan, that operating cash flows will be sufficient to enable the Company to sustain operations through fiscal 1998. However, if the Company is unable to substantially achieve its sales forecasts for ADL products or is unable to secure additional financing, for which it does not currently have any commitment, there is substantial doubt whether the Company will have the ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

    The accompanying consolidated financial statements reflect the application of certain significant accounting policies described below and elsewhere in the accompanying notes to these consolidated financial statements.

(A) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(B) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with remaining original maturities of 90 days or less to be cash equivalents. At March 31, 1996, cash equivalents consisted primarily of U.S. Treasury Bills totaling approximately $2,481,000, which are stated at amortized cost, which approximates market value, and money market accounts of approximately $559,000. There were no cash equivalents as of March 31, 1997.

(C) MARKETABLE SECURITIES

    The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SFAS No. 115 requires enterprises to classify debt and equity securities as either held-to-maturity, available-for-sale

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) or trading. Under SFAS No. 115, the accounting for the effects of unrealized gains and losses reported on investment holdings differs according to the nature of an investment classification.

(D) RESEARCH AND DEVELOPMENT

    Research and development costs, other than software development costs, are charged to operations as incurred. SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the software to a commercially acceptable level are not significant. There were no capitalized software development costs at March 31, 1996 and 1997.

(E) REVENUE RECOGNITION

    Revenue is recognized at the time of product shipment, at which point title has been transferred. Costs of service and warranty, which are not significant, are accrued upon shipment.

(F) INVENTORIES

    Inventories are valued at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. At March 31, 1997 and 1996, inventories consisted of the following:

                                                                        1997          1996
                                                                    ------------  ------------
Raw materials.....................................................  $  1,808,917  $  1,870,553
Work-in-process...................................................       168,762       139,265
Finished goods....................................................     1,585,803       457,331
                                                                    ------------  ------------
                                                                    $  3,563,482  $  2,467,149
                                                                    ------------  ------------
                                                                    ------------  ------------

(G) DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives, using the straight-line method, as follows:

                                                                                    ESTIMATED
ASSET CLASSIFICATION                                                               USEFUL LIFE
---------------------------------------------------------------------------------  -----------
Machinery and equipment..........................................................    5-7 years
Office equipment and fixtures....................................................    3-7 years
Leasehold improvements...........................................................   8-20 years
Vehicles.........................................................................    5-7 years

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(H) NET LOSS PER COMMON SHARE

    Net loss per common share has been computed using the weighted average number of shares of common stock outstanding during each period. Common equivalent shares have not been included for any period as the results would be antidilutive.

(I) FOREIGN CURRENCY

    The Company translates the assets and liabilities of its foreign subsidiary at the rate of exchange in effect at year-end. Revenues and expenses are translated using a weighted average of exchange rates in effect during the period. Gains and losses from both foreign currency and transactions, which are not material, are classified within selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

(L) PRIOR YEAR RECLASSIFICATION

    Certain amounts in the prior year's financial statements have been reclassified to conform with the current year's presentation.

(M) CONCENTRATION OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable. As of March 31, 1997, two customers accounted for approximately 67% of accounts receivable, which are managed by the Company with payment terms. As of March 31, 1996, four customers accounted for approximately 62% of accounts receivable. See Note 9(a) for discussion of significant customer sales. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(N) DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that the Company disclose estimated fair values for certain of its financial instruments. The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and convertible subordinated debentures. The carrying amounts of these financial instruments approximate their fair value.

(O) STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation plans under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for grants to employees (see Note 5(B)).

(P) NEW ACCOUNTING STANDARD

    In March 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended March 31, 1998. The Company believes that the adoption of SFAS No. 128 will not have a material effect on its financial statements.

(2) LEGAL PROCEEDINGS

    On January 17, 1996, the Company filed suit against Christian Marlowe (Marlowe) and the Marlowe Engineering Company (Marlowe Engineering) for a declaration that Media Logic ADL, Inc. (ML-ADL) properly terminated agreements with Marlowe and Marlowe Engineering and that ML-ADL owned technology developed in conjunction with Marlowe and Marlowe Engineering. On June 5, 1996, Marlowe and Marlowe Engineering filed an answer and counterclaims against the Company alleging breach of contract and other charges, asserting that the Company improperly terminated agreements with them, refused to recognize certain stock options and improperly assigned certain patents.

    The Company believes that the counterclaims are without merit and that the Company has complied in all material respects with the terms of the contracts with Marlowe and Marlowe Engineering. The Company further believes that ultimately any negative decision by the court, if rendered, would not have a material adverse effect on the Company.

    On September 16, 1993, several stockholders, as purported representatives for all other persons or entities who purchased the Company's common stock during the period beginning on May 19, 1993 through September 9, 1993, brought claims against the Company and three of the Company's officers in the United States District Court for the District of Massachusetts as a class action. On January 19, 1994, the plaintiffs filed a consolidated and amended complaint in federal district court in Massachusetts under the caption, IN RE: MEDIA LOGIC, INC. SECURITIES LITIGATION, Civil Action No. 93-12037-H. The lawsuit alleged,

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

(2) LEGAL PROCEEDINGS (CONTINUED)
among other things, that the Company and the named officers and directors violated Section 10(b) of the Securities Exchange Act of 1934 by making material misrepresentations or omitting material information in statements issued by or on behalf of the Company. On November 29, 1994, the United States District Court for the District of Massachusetts approved a settlement of the securities claim action pending against the Company and the named officers and entered final judgment dismissing all claims. The settlement provided for a payment of $2.05 million plus legal charges associated with the settlement, included in settlement costs in the accompanying consolidated statements of operations for fiscal 1995 and 1996.

    From time to time, the Company is involved in other litigation in its ordinary course of business. At the current time, the Company does not believe that any existing or pending litigation would have a material effect on the consolidated financial statements.

(3) CONVERTIBLE SUBORDINATED DEBENTURES

    On March 24, 1997, the Company issued 7% convertible subordinated debentures (the Debentures) with gross proceeds of $3,530,000. Each Debenture has a face amount of $10,000 and bears interest at 7% per annum. Interest is payable upon conversion or redemption of the Debentures and is payable in either cash or shares of common stock at the average market price of common stock over the five days preceding the conversion dates, at the option of the Company.

    The Debentures are convertible at the option of the holder into common stock of the Company beginning on the earlier of (i) the effective date of the S-3 Registration Statement to register such conversion shares or (ii) June 23, 1997. The conversion price is equal to the lower of (x) 120% of the average closing bid price of the common stock for the five trading-day period ending on the trading day prior to the Subscription Date (March 24, 1997) or (y) 80% of the average closing bid price for five days immediately preceding the conversion date. As of the Subscription Date, the Conversion Price was $2.805. The Debentures mature on March 24, 2000 and automatically convert on that date at the then current Conversion Price.

    In connection with the issuance of the Debentures, the Company issued warrants to purchase 1,550,870 shares of common stock at $3.00 per share and 151,016 shares of common stock at $3.51 per share. The warrants are exercisable at the option of the warrantholder at any time on or after September 24, 1997 and March 24, 1998 for warrants priced at $3.00 per share and $3.51 per share, respectively. All warrants expire on March 25, 2002.

    The Company has recognized the estimated fair value of the warrants based on the Black-Scholes valuation model and the guaranteed return conversion feature attributable to the Debentures as deferred financing costs with an increase to additional paid-in capital. These amounted to approximately $1,228,000 along with actual cash financing costs of approximately $484,000. Deferred financing costs are being amortized over three years, the stated term of the Debentures. However, to the extent the Debentures are converted, any unamortized deferred financing costs will be charged against additional paid-in capital.

(4) INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

(4) INCOME TAXES (CONTINUED)
based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates expected to be in effect when these differences reverse.

    The benefit for income taxes in the accompanying consolidated statements of operations consisted of the following:

                                                                   1997       1996         1995
                                                                 ---------  ---------  -------------
Current--
  Federal......................................................  $  --      $  --      $  (1,667,000)
  State........................................................     --         --           --
  Foreign......................................................     --         --             32,000
                                                                 ---------  ---------  -------------
                                                                    --         --         (1,635,000)
                                                                 ---------  ---------  -------------
Deferred--
  Federal......................................................     --         --            467,000
  State........................................................     --         --           --
                                                                 ---------  ---------  -------------
                                                                    --         --            467,000
                                                                 ---------  ---------  -------------
    Total benefit for income taxes.............................  $  --      $  --      $  (1,168,000)
                                                                 ---------  ---------  -------------
                                                                 ---------  ---------  -------------

    The reconciliation of the federal statutory rate to the Company's effective tax rate is as follows for the years ended March 31, 1997, 1996 and 1995:

                                                                                         1997         1996         1995
                                                                                      -----------     -----        -----
Benefit at federal statutory rate...................................................         (34)%        (34)%        (34)%
Decrease in benefit resulting from--
  Federal losses not benefited......................................................          31           31           11
  Tax credits not benefited.........................................................      --           --                2
  Adjustment of deferred tax asset..................................................      --           --               31
  Other, net........................................................................           3            3       --
                                                                                              --           --           --
Effective tax rate..................................................................          --%          --%         10%
                                                                                              --           --           --
                                                                                              --           --           --

    As of March 31, 1997, the Company has available net operating loss carryforwards of approximately $16,000,000 and research and development credit carryforwards of approximately $129,000 to reduce federal and state income taxes, if any. These carryforwards expire through fiscal 2012 and are subject to review and possible adjustment by the Internal Revenue Service.

    The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

(4) INCOME TAXES (CONTINUED)
    The approximate income tax effect of each type of temporary difference comprising the net deferred tax asset at March 31, 1997 and 1996 is as follows:

                                                                        1997          1996
                                                                    ------------  ------------
Net operating loss carryforwards..................................  $  5,440,000  $  3,692,000
Nondeductible reserves............................................       422,000       876,000
Research and development credit carryforwards.....................       129,000       129,000
Alternative minimum tax credit carryforwards......................       100,000       100,000
Nondeductible accruals............................................       104,000       161,000
                                                                    ------------  ------------
                                                                       6,195,000     4,958,000
Less--Valuation allowance.........................................     6,195,000     4,958,000
                                                                    ------------  ------------
                                                                    $    --       $    --
                                                                    ------------  ------------
                                                                    ------------  ------------

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

(5) COMMON STOCK

(A) PRIVATE PLACEMENT

    On September 29, 1995, the Company sold 1,000,000 shares of its common stock, $.01 par value per share, to a private investor at a price of $5.00 per share. In addition, the Company issued an additional 130,909 shares to its financial advisory firm in connection with this private placement. The Company's net proceeds from this transaction totaled $4,983,168 and were restricted to utilization in connection with the Company's automated data library business, which it conducts through its subsidiary, ML-ADL, Inc. All of the proceeds of the private placement had been expended by March 31, 1997.

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

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

(5) COMMON STOCK (CONTINUED)

    The following is a summary of the stock option activity:

                                                                                             WEIGHTED
                                                                                             AVERAGE
                                                             NUMBER      EXERCISE PRICE       PRICE
                                                           OF SHARES       PER SHARE        PER SHARE
                                                           ----------  ------------------  ------------
Outstanding, March 31, 1994..............................     491,600  $  .3750-$11.0630    $   3.4263
  Granted................................................     331,821    1.9375-3.5000          4.2202
  Exercised..............................................     (18,200)       .3750               .3750
  Terminated.............................................    (149,800)    .3750-11.0630         5.7266
                                                           ----------  ------------------  ------------
Outstanding, March 31, 1995..............................     655,421     .3750-11.0630         3.3872
  Granted................................................     206,043        3.5000             3.5000
  Exercised..............................................    (103,900)      .3750-3.5000        1.0936
  Terminated.............................................     (68,200)      .3750-8.8750        3.5693
                                                           ----------  ------------------  ------------
Outstanding, March 31, 1996..............................     689,364       .3750-11.0630       3.7486
  Granted................................................     127,924      2.5000-7.0000        5.1494
  Exercised..............................................    (102,100)      .4125-8.8750        1.1487
  Terminated.............................................    (139,434)     2.0000-8.8750        4.0005
                                                           ----------  ------------------  ------------
Outstanding, March 31, 1997..............................     575,754  $    .3750-$11.0630 $    4.4598
                                                           ----------  ------------------  ------------
                                                           ----------  ------------------  ------------
Exercisable, March 31, 1997..............................     358,454  $    .3750-$11.0630 $    3.0349
                                                           ----------  ------------------  ------------
                                                           ----------  ------------------  ------------

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

    The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees in the years ended March 31, 1997 and 1996 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

    The assumptions used and resultant pro forma net loss are as follows:

                                                                           1997        1996
                                                                        ----------  ----------
Risk-free interest rates..............................................     7.50        6.50
Expected dividend yield...............................................      0%          0%
Expected lives........................................................  6.5 years   6.5 years
Expected volatility...................................................     88%         88%

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

(5) COMMON STOCK (CONTINUED)

    The effect of applying SFAS No. 123 would be as follows:

Net loss as reported.................................  $4,122,288 $7,818,819
                                                       ---------  ---------
                                                       ---------  ---------
Pro forma net loss...................................  $4,372,288 $7,945,819
                                                       ---------  ---------
                                                       ---------  ---------
Net loss per share as reported.......................  $     .66  $    1.40
                                                       ---------  ---------
                                                       ---------  ---------
Pro forma net loss per share.........................  $     .70  $    1.42
                                                       ---------  ---------
                                                       ---------  ---------

(6) COMMITMENTS AND CONTINGENCIES

(A) LEASE COMMITMENTS

    The Company's headquarters facility is leased from D&K Realty Trust (D&K), of which both of the beneficiaries are stockholders of the Company. This lease carries a 15-year term expiring in April 2008, with minimum monthly payments established in an amount covering the underlying mortgage, excluding all taxes and other operating charges that are the responsibility of the Company. The Company's subsidiaries also conduct their operations in leased facilities.

    Future minimum lease payments under existing noncancelable operating leases at March 31, 1997 are as follows:

FISCAL YEAR                                                      AMOUNT
------------------------------------------------------------  ------------
1998........................................................  $    169,000
1999........................................................       170,000
2000........................................................       143,000
2001........................................................        83,000
2002........................................................        83,000
Thereafter..................................................       507,000
                                                              ------------
                                                              $  1,155,000
                                                              ------------
                                                              ------------

    Rent expense was approximately $262,000, $250,000 and $185,000 for the years ended March 31, 1997, 1996 and 1995, respectively, which included $83,400 in fiscal 1997, 1996 and 1995 to D&K.

(B) EMPLOYMENT AGREEMENTS

    In 1995, the Compensation Committee of the Board of Directors voted to establish employment contracts with the chief executive officer and the chief financial officer for three-year terms. Under these agreements, these officers receive annual salaries of $200,000 and $120,000, respectively, and at the discretion of the Compensation Committee, a bonus of up to 100% and 50%, respectively, of the annual base salary.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

(7) ACCRUED EXPENSES

    Accrued expenses at March 31, 1997 and 1996 consisted of the following:

                                                                           1997        1996
                                                                        ----------  ----------
Accrued payroll-related...............................................  $  173,238  $  458,390
Accrued warranty......................................................     120,000     120,000
Accrued commissions...................................................      --          13,041
Accrued other.........................................................      --          14,022
                                                                        ----------  ----------
                                                                        $  293,238  $  605,453
                                                                        ----------  ----------
                                                                        ----------  ----------

(8) EMPLOYEE BENEFIT PLANS

(A) 401(K) RETIREMENT PLAN

    The Company maintains a 401(k) retirement savings plan (the 401(k) Plan), covering all eligible employees, as defined. Participants in the 401(k) Plan may elect to defer up to 15% of their compensation for deposit, subject to certain Internal Revenue Service (IRS) limitations. The Company may elect to make contributions to the 401(k) Plan at the discretion and in an amount determined by the Board of Directors. The contributions are allocated to each eligible participant's account in proportion to each participant's compensation in relation to the total of all eligible participants' compensation, subject to IRS limitations; deferrals in excess of 6% of compensation are not matched. During fiscal 1997, 1996 and 1995, the Company charged to operations approximately $19,000, $62,000 and $82,000, respectively, of employer matching contributions to the 401(k) Plan.

(9) SIGNIFICANT CUSTOMERS AND DOMESTIC AND EXPORT SALES

(A) SIGNIFICANT CUSTOMERS

    During fiscal 1997, four customers accounted for 52% of net sales. During fiscal 1995, two customers accounted for 24% of net sales. During fiscal 1996, no single customer accounted for greater than 10% of net sales.

(B) DOMESTIC AND EXPORT SALES

    Sales to customers as a percentage of net sales for the years ended March 31, 1997, 1996 and 1995 were as follows:

                                                                              1997         1996         1995
                                                                              -----        -----        -----
Far East.................................................................          34%          34%          40%
Domestic.................................................................          27           26           25
Brazil...................................................................          26           15            7
Europe...................................................................          13            8           14
All others...............................................................      --               17           14
                                                                                  ---          ---          ---
                                                                                  100%         100%         100%
                                                                                  ---          ---          ---
                                                                                  ---          ---          ---

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

(10) GEOGRAPHIC INFORMATION

    Revenues, income (loss) before provision for income taxes and identifiable assets for the Company's domestic and Hong Kong operations for the years ended March 31, 1997, 1996 and 1995 are summarized as follows:

                                                           HONG            ADJUSTMENTS/
                                     DOMESTIC              KONG            ELIMINATIONS        CONSOLIDATED
                                  ---------------     ---------------     ---------------     ---------------
Fiscal 1997--
  Sales to unaffiliated
    customers.................    $     3,406,819(1)  $       237,659     $     --            $     3,644,478
  Transfers between geographic
    areas.....................            163,287             108,935            (272,222)          --
                                  ---------------     ---------------     ---------------     ---------------
    Total sales...............    $     3,570,106     $       346,594     $      (272,222)    $     3,644,478
                                  ---------------     ---------------     ---------------     ---------------
                                  ---------------     ---------------     ---------------     ---------------
    Loss before provision for
      income taxes............    $    (3,951,995)    $      (173,652)    $         3,359     $    (4,122,288)
                                  ---------------     ---------------     ---------------     ---------------
                                  ---------------     ---------------     ---------------     ---------------
  Identifiable assets.........    $    24,220,836     $     2,082,406     $   (17,330,287)    $     8,972,955
                                  ---------------     ---------------     ---------------     ---------------
                                  ---------------     ---------------     ---------------     ---------------
Fiscal 1996--
  Sales to unaffiliated
    customers.................    $     3,205,931(1)  $       372,305     $     --            $     3,578,236
  Transfers between geographic
    areas.....................            331,256             148,252            (479,508)          --
                                  ---------------     ---------------     ---------------     ---------------
    Total sales...............    $     3,537,187     $       520,557     $      (479,508)    $     3,578,236
                                  ---------------     ---------------     ---------------     ---------------
                                  ---------------     ---------------     ---------------     ---------------
    Loss before provision for
      income
      taxes...................    $    (7,457,389)    $        (8,075)    $      (353,355)    $    (7,818,819)
                                  ---------------     ---------------     ---------------     ---------------
                                  ---------------     ---------------     ---------------     ---------------
  Identifiable assets.........    $    21,410,548     $     2,306,438     $   (15,751,994)    $     7,964,992
                                  ---------------     ---------------     ---------------     ---------------
                                  ---------------     ---------------     ---------------     ---------------
Fiscal 1995--
  Sales to unaffiliated
    customers.................    $     4,541,793(1)  $     1,293,901     $     --            $     5,835,694
  Transfers between geographic
    areas.....................          1,279,634             406,648          (1,686,282)          --
                                  ---------------     ---------------     ---------------     ---------------
    Total sales...............    $     5,821,427     $     1,700,549     $    (1,686,282)    $     5,835,694
                                  ---------------     ---------------     ---------------     ---------------
                                  ---------------     ---------------     ---------------     ---------------
    Income (loss) before
      benefit for income
      taxes...................    $   (11,258,912)    $       109,592     $     --            $   (11,149,320)
                                  ---------------     ---------------     ---------------     ---------------
                                  ---------------     ---------------     ---------------     ---------------
Identifiable assets...........    $    16,862,053     $     2,256,848     $    (8,014,461)    $    11,104,440
                                  ---------------     ---------------     ---------------     ---------------
                                  ---------------     ---------------     ---------------     ---------------

------------------------

(1) Domestic operations included approximately $2,674,574, $2,595,885 and $3,071,241 of export sales in 1997, 1996 and 1995, respectively.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

(11) QUARTERLY DATA (UNAUDITED)

                                          JUNE 30,     SEPTEMBER 30,  DECEMBER 31,     MARCH 31,        TOTAL
                                        -------------  -------------  -------------  -------------  -------------
Fiscal 1997--
  Net sales...........................  $     848,549   $ 1,226,884   $     897,376  $     671,669  $   3,644,478
  Gross profit........................        401,457       396,451         157,841        242,546      1,198,295
  Loss from operations................     (1,150,986)     (841,283)     (1,189,060)    (1,024,846)    (4,206,175)
  Net loss............................  $  (1,122,727)  $  (848,710)  $  (1,187,787) $    (963,064) $  (4,122,288)
                                        -------------  -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------  -------------
  Loss per share......................  $        (.18)  $      (.14)  $        (.19) $        (.15)
                                        -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------
Fiscal 1996--
  Net sales...........................  $     666,984   $   701,363   $   1,070,407  $   1,139,482  $   3,578,236
  Gross profit........................         99,853       157,952         318,243        201,179        777,227
  Loss from operations................     (1,922,599)   (1,680,749)     (1,830,527)    (2,466,428)    (7,900,303)
  Net loss............................  $  (1,898,469)  $(1,664,664)  $  (1,781,884) $  (2,473,802) $  (7,818,819)
                                        -------------  -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------  -------------
  Loss per share......................  $        (.38)  $      (.33)  $        (.29) $        (.40)
                                        -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------
Fiscal 1995--
  Net sales...........................  $     531,730   $   973,979   $   2,124,157  $   2,205,828  $   5,835,694
  Gross profit (loss).................       (747,798)      170,308         741,681        150,612        314,803
  Loss from operations................     (2,790,104)   (2,124,405)     (2,172,522)    (2,052,415)    (9,139,446)
  Net loss............................  $  (2,408,107)  $(3,948,001)  $  (1,855,512) $  (1,769,700) $  (9,981,320)
                                        -------------  -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------  -------------
  Loss per share......................  $        (.49)  $      (.80)  $        (.37) $        (.36)
                                        -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTARY SCHEDULE

To Media Logic, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Media Logic, Inc. and subsidiaries and have issued our report thereon dated May 19, 1997. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 19, 1997

                                                                     SCHEDULE II

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                  BALANCE,     CHARGED                   BALANCE,
                                                                 BEGINNING   TO COSTS AND                  END
                                                                  OF YEAR      EXPENSES    DEDUCTIONS    OF YEAR
                                                                 ----------  ------------  -----------  ----------
Year Ended March 31, 1997:
  Deducted from asset accounts--
    Allowance for doubtful accounts............................  $  471,000   $  220,000    $ 629,000   $   62,000
                                                                 ----------  ------------  -----------  ----------
                                                                 ----------  ------------  -----------  ----------
    Warranty reserve...........................................  $  120,000   $   --        $  --       $  120,000
                                                                 ----------  ------------  -----------  ----------
                                                                 ----------  ------------  -----------  ----------
Year Ended March 31, 1996:
  Deducted from asset accounts--
    Allowance for doubtful accounts............................  $  557,000   $  173,000    $ 259,000   $  471,000
                                                                 ----------  ------------  -----------  ----------
                                                                 ----------  ------------  -----------  ----------
    Warranty reserve...........................................  $  120,000   $   --        $  --       $  120,000
                                                                 ----------  ------------  -----------  ----------
                                                                 ----------  ------------  -----------  ----------
Year Ended March 31, 1995:
  Deducted from asset accounts--
    Allowance for doubtful accounts............................  $  665,000   $  236,000    $ 344,000   $  557,000
                                                                 ----------  ------------  -----------  ----------
                                                                 ----------  ------------  -----------  ----------
    Warranty reserve...........................................  $  120,000   $   --        $  --       $  120,000
                                                                 ----------  ------------  -----------  ----------
                                                                 ----------  ------------  -----------  ----------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS:

    See Item 8, Consolidated Financial Statements and Supplementary Data

2. SCHEDULE:

    Report of Independent Public Accountants on Supplementary Schedule

    II--Valuation and Qualifying Accounts for the years ended March 31, 1995, 1996, and 1997

3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K AND BY ITEM
  14(c):

3.1        Restated Articles of Organization*
3.2        By-Laws of Registrant**
4.         Specimen of Registrant's Common Stock Certificate**
10.1       Amended and Restated Profit Sharing and 401(k) Plan effective April 1, 1992***(****)
10.2       1991 Stock Option Plan****(*****)
10.3       Lease between the Company and D&K Realty Trust, dated April 1, 1993**
10.4       Combination Agreement between the Company and John Miller and Peter Moore, dated as of March 1, 1993***
10.5       Employment Contract between the Company and its Chief Executive Officer, William
           Davis****
10.6       Employment Contract between the Company and its Chief Financial Officer, Paul
           O'Brien****
10.7       First Amendment to the Employment Contract between the Company and its Chief
           Executive Officer, William Davis****
10.8       First Amendment to the Employment Contract between the Company and its Chief
           Financial Officer, Paul O'Brien****
10.9       Stock Purchase Agreement between the Company and Raymond W.Leclerc
10.10      Separation Agreement among Lee H.Elizer, MediaLogic ADL, Inc. and Media Logic, Inc.
           dated October 23, 1996+
10.11      Form of Media Logic, Inc. 7% Convertible Subordinated Debenture Due 2000, dated
           March 24, 1997++(Ex. 99.1)
10.12      Form of Subscription Agreement among Media Logic, Inc. and the purchasers named on the signature pages thereto, dated March 1997++(Ex. 99.2)
10.13      Form of Registration Rights Agreement among Media Logic, Inc. and the purchasers named on the signature pages thereto, dated March 24, 1997++ (Ex. 99.3)
23         Consent of Arthur Andersen LLP
27         Financial Data Schedule

    (b) Reports on Form 8-K--The Company filed a report on Form 8-K on March 31, 1997, reporting the consummation of its debenture financing, which closed on March 24, 1997.

------------------------

*          Incorporated by reference to Annual Report Form 10-K for fiscal year ended March 31,
           1993
**         Incorporated by reference to Exhibits to Registrant's Registration Statement on Form
           S-18 (No 33-14722-B) effective July 23, 1987.
***        Incorporated by reference to Exhibits to Registrant's Registration Statement on Form
           S-2 (No 33-63014) filed May 19, 1993.
****       Management contract or compensatory plan required to be filed as an exhibit to this
           Form 10-K pursuant to Item 14(c) of this report.
*****      Incorporated by reference to the Proxy Statement of the Registrant filed pursuant to
           Rule 14a-6, dated June 25, 1992.
+          Incorporated by reference to Exhibit 99 to the Registrants Registration Statement on
           Form S-3 (No. 333-22657) filed March 4, 1997
++         Incorporated by reference to Exhibits to the Registrant's Registration Statement on
           Form S-3 (No. 333-27503) filed May 20, 1997

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MEDIA LOGIC, INC.

                                              By:                /s/ WILLIAM E. DAVIS, JR.
                                                         -----------------------------------------
                                                                   William E. Davis, Jr.
                                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT

                                              By:                   /s/ PAUL M. O'BRIEN
                                                         -----------------------------------------
                                                                      Paul M. O'Brien
                                                          VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                            AND
                                                         PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

Date: June 16, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                          TITLE                         DATE
------------------------------------------------------  ----------------------------------------  ---------------

              /s/ WILLIAM E. DAVIS, JR.                 Director and
     -------------------------------------------          Chief Executive Officer                  June 16, 1997
                William E. Davis, Jr.                     and President

               /s/ HAROLD B. SHUKOVSKY                  Director
     -------------------------------------------                                                   June 16, 1997
                 Harold B. Shukovsky

                /s/ JOSEPH L MITCHELL                   Director
     -------------------------------------------                                                   June 16, 1997
                  Joseph L. Mitchell

                 /s/ FRANCIS S. WYMAN                   Director
     -------------------------------------------                                                   June 16, 1997
                   Francis S. Wyman

                /s/ RAYMOND W. LECLERC                  Director
     -------------------------------------------                                                   June 16, 1997
                  Raymond W. Leclerc

                               INDEX FOR EXHIBITS

                                                         EXHIBIT                                                PAGE
              ---------------------------------------------------------------------------------------------     -----

Exhibit 23    Consent of Arthur Andersen LLP

Exhibit 27    Financial Data Schedule