Form 10-K/A
period 1997-03-31
MEDIA LOGIC INC
filed 1997-07-28
CIK 815185

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                 ____________________

                                  AMENDMENT NO. 1 TO
                                      FORM 10K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended March 31, 1997
                            Commission File Number 1-9605

                                _____________________

                                  MEDIA LOGIC, INC.
                (Exact name of Registrant as specified in its charter)
                                _____________________

            MASSACHUSETTS                           04-2772354
    (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)           Identification number)

      310 SOUTH STREET, PLAINVILLE, MA                   02762
  (Address of principal executive offices)             (Zip code)
                                ______________________

                                 (508) 695-2006
            (Registrant's telephone number, including area code)
                                ______________________

        Securities Registered Pursuant to Section 12(b) of the Act:
                               _______________________

                                            Name of each exchange on
      Title of each class                       which registered
      Common Stock, $.01                    American Stock Exchange
     par value per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   /X/         No //

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    On May 30, 1997, there were outstanding 5,060,564 shares of Common Stock held by nonaffiliated (without admitting that any person whose shares are not included are affiliates) with an aggregate market value of $15,497,977 (based on the closing price of $3.0625 per share on the American Stock Exchange).

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

                                                                 Position and Offices with the Company and
                                                                      Other Business Experience During
Name                                                                          Last Five Years
--------------------------------------------------------  --------------------------------------------------------
William E. Davis........................................  Mr. Davis joined the Company in September 1994 as Chief
  Age 47                                                  Operating Officer and has been the Chief Executive
                                                          Officer of the Company since April 1995 and President
                                                          since November 1995. Prior to joining the Company, Mr.
                                                          Davis was Vice President and General Counsel to Steinway
                                                          Musical Properties, Inc. from 1985 to 1994.

Joseph L. Mitchell......................................  Mr. Mitchell was elected a Director in October 1986. He
  Age 68                                                  is a member of the Massachusetts Bar and has been
                                                          engaged in the private practice of law since 1957.

Dr. Harold B. Shukovsky.................................  Mr. Shukovsky was elected a Director in October 1986. He
  Age 56                                                  was most recently a Senior Consulting Engineer with a
                                                          division of Digital Equipment Corporation from which he
                                                          retired in May 1992.

Francis S. Wyman........................................  Mr. Wyman was elected a Director in October 1986. He is
  Age 61                                                  a member of the Massachusetts Society of Accountants,
                                                          has been engaged in public accounting since 1957, and
                                                          since 1962 has operated his own accounting firm.

Raymond Leclerc.........................................  Mr. Leclerc was elected a Director in October 1995. He
  Age 71                                                  is the founder of Ray Plastic, Inc. (1950) and Mylec,
                                                          Inc. (1970). He was President and Chief Executive
                                                          Officer for both firms from inception until his
                                                          retirement in 1989. He continues as a director in both
                                                          companies.

Michael Salter..........................................  Mr. Salter was elected a Director in June 1997. He most
  Age 60                                                  recently served as Vice President/ General Manager, Asia
                                                          Pacific of EMC Corporation and President of EMC Japan.
                                                          He is currently acting as a consultant to companies in
                                                          the data storage industry.

Paul M. O'Brien.........................................  Mr. O'Brien joined the Company in September 1990 as
  Age 54                                                  Chief Financial Officer and was elected Vice President
                                                          in 1993. Prior to joining the Company, Mr. O'Brien was
                                                          Vice President of Finance of Rosenthal Technic, N.A.

B. Edward Fitzgibbons...................................  Mr. Fitzgibbons joined the Company in April 1995 as Vice
  Age 56                                                  President of Sales. Prior to joining the Company, Mr.
                                                          Fitzgibbons was Executive Vice President of Two
                                                          Technologies Inc. headquartered in Horsham, PA.






    Section 16(a) Beneficial Ownership Report Compliance

    Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers, the Company believes that all reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934 were filed timely by the Company's directors, executive officers and ten percent holders during Fiscal Year 1997.

Item 11. Executive Compensation

    The table below sets forth certain compensation information for the fiscal years ended 1997, 1996, and 1995 with respect to each person who served as an Executive Officer of the Company who had a salary and bonus of at least $100,000 during Fiscal Year 1997.

                           Summary Compensation Table

                             Annual Compensation
                             -------------------

                                                                                             Long Term
                                                                                           Compensation
                                                                                        -------------------
                                                                                              Awards
                                                                                        -------------------
                                                                                            Securities
                  Name and                                                                  Underlying             All Other
             Principal Position                  Year     Salary($)     Bonus($)(1)         Options (#)       Compensations($)(2)
---------------------------------------------  ---------  ---------  -----------------  -------------------  ---------------------
William E. Davis (3)                                1997    200,000              0                   0                 4,632
  Chief Executive Officer                           1996    194,100              0              42,000                 5,225
  and President                                     1995     68,316         20,000                   0                 1,113


Paul M. O'Brien                                     1997    120,000              0                   0                 4,500
  Vice President and Chief                          1996    128,413              0              27,000                 3,809
  Financial Officer                                 1995    110,000         10,000                   0                 3,287


B. Edward Fitzgibbons (4)                           1997    128,654              0                   0                 4,473
  Vice President of Sales                           1996    116,827              0              16,000                 2,388
                                                    1995          0              0                   0                     0

------------------------

(1) Bonus payments for services rendered to the Company in Fiscal 1995 were paid in Fiscal 1996.

(2) Numbers presented represent the Company's matching contributions under the Company's 401(k) Plan for Fiscal Years 1997, 1996, and 1995.

(3) Mr. Davis joined the Company as Chief Operating Officer in September 1994, was elected Chief Executive Officer in April 1995, and elected President in November 1995. See "Executive Employment Agreements".

(4) Mr. Fitzgibbons joined the Company in April 1995 as Vice President of Sales.

                         Fiscal Year End Option Values

                                                                    Numbers of Securities   Value of Unexercised
                                                                   Underlying Unexercised  In-the Money Options at
                                                                    Options at 3/31/97(#)        3/31/97($)
                                                                        Exercisable/            Exercisable/
Name                                                                    Unexercisable         Unexercisable(1)
------------------------------------------------------------------  ---------------------  ----------------------
William E. Davis                                                        153,000 / 39,000           15,625 / 0

Paul M. O'Brien                                                          133,000 / 9,000          187,500 / 0

B. Edward Fitzgibbons                                                     10,666 / 5,334        2,500 / 1,250


------------------------

(1) Value is based on closing sale price of the Common Stock as of March 31, 1997 ($2.25) minus the exercise price.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information as of July 21, 1997 concerning the ownership of Common Stock by each Stockholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, each current member of the Board of Directors, each executive officer named in the Summary Compensation Table in "Item 11. Executive Compensation" hereof, and all current directors and executive officers as a group.

                                                                                                     Shares
                                                                                             Beneficially Owned (1)
                                                                                           ---------------------------
Name and Address**                                                                             Number        Percent
-----------------------------------------------------------------------------------------  --------------  -----------
Raymond Leclerc                                                                             1,168,300        17.7%
  310 South Street
  Plainville, MA 02762

David R. Lennox                                                                               770,800(2)(3)  11.7%
  65 Summer Street
  Sheldonville, MA 02070

Digital Media & Communications                                                                656,250(4)      9.1%
  101 Federal Street
  Boston, MA 02110

F.T.S. Worldwide Corp.                                                                        531,250(5)      7.5%
  24 Route de Malagnou
  1208 Geneva, Switzerland

Klaus J. Peter                                                                                383,700(6)      5.8%
  53 South Street
  So. Natick, MA 01760

Paul M. O'Brien                                                                               169,500(7)      2.5%


William E. Davis                                                                                157,000(8)        2.3%

Francis S. Wyman                                                                                 49,921(9)          *

Joseph L. Mitchell                                                                              10,517(10)          *

B. Edward Fitzgibbons                                                                           16,666(11)          *

All executive officers and directors                                                         1,571,904(12)       22.7%
 as a group (6 persons)


------------------------

* Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.

** Addresses are given for beneficial owners of more than 5% of the outstanding Common Stock only.

(1) The number of shares of Common Stock issued and outstanding on July 21, 1997 was 6,592,921. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding at July 21, 1997, plus shares of Common Stock subject to options held by such person at July 21, 1997 and exercisable within 60 days thereafter, and shares of Common Stock issuable upon conversion of subordinated convertible debentures ("Debentures") issued in the Company's March 1997 financing. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2)  Includes 18,400 shares held in trust for Mr. Lennox's minor son.

(3) This information is based solely on Amendment No. 3 to Schedule 13G filed with the Securities and Exchange Commission and dated February 13, 1997.

(4) Includes 656,250 shares of Common Stock issuable upon conversion of Debentures (assuming conversion of such Debentures at the conversion price in effect on July 21, 1997). Advent International Corporation is an investment advisory firm. ACFS Limited Partnership ("ACFS") and Advent International Limited Partnership ("AILP") are venture capital investment funds, the general partner of which is Advent. AILP is the general partner of Digital Media & Communications Limited Partnership ("Digital"), a venture capital investment fund. This information is based solely on a
     Schedule 13D filed jointly by Advent, ACFS, AILP, and Digital with the Securities and Exchange Commission, dated April 4, 1997.

(5) Shares issuable upon conversion of Debentures (assuming conversion of such debentures at the conversion price in effect on July 21, 1997).

(6) This information is based solely on Amendment No. 2 to Schedule 13G filed with the Securities and Exchange Commission and dated February 6, 1997.

(7) Includes 133,000 shares issuable upon exercise of options to purchase Common Stock.

(8) Includes 153,000 shares issuable upon exercise of options to purchase Common Stock.

(9) Includes 9,921 shares issuable upon exercise of options to purchase Common Stock.

(10) Includes 10,317 shares issuable upon exercise of options to purchase Common Stock.

(11) Includes 10,666 shares issuable upon exercise of options to purchase Common Stock.

(12) Includes 316,904 shares issuable upon exercise of options to purchase Common Stock.

Item 13. Certain Relationships and Related Transactions

    The Company entered into a three-year employment agreement with William E. Davis on September 30, 1994, pursuant to which the Company agreed to employ Mr. Davis as Chief Operating Officer. Mr. Davis received a base salary at an annual rate of $135,000 through January 1, 1995, at which time, pursuant to such employment agreement, the annual rate of such salary was increased to $150,000. The employment agreement of Mr. Davis was amended in April 1995, at which time Mr. Davis assumed the position of Chief Executive Officer of the company. Pursuant to such amended employment agreement, which terminates March 31, 1998, the Company agreed to pay Mr. Davis a base salary at an annual rate of $200,000. Additionally, Mr. Davis may receive an annual bonus of cash and/or equity in an amount up to 100% of his base salary to be determined by the Compensation Committee. No bonus was paid in Fiscal Year 1997.

    In April 1995, the Company entered into an amendment of the employment agreement of Paul M. O'Brien, pursuant to which the Company agreed to employ Mr. O'Brien as Vice President and Chief Financial Officer through March 31, 1998. The base salary for the term of the agreement was set at $120,000. Mr. O'Brien is entitled to receive an annual bonus in cash and/or equity of the Company in an amount of up to 50% of base salary, to be determined by the Compensation Committee. No bonus was paid in Fiscal Year 1997.

    Pursuant to their current employment agreements, each of Messrs. Davis and O'Brien is entitled to severance pay in an amount equal to the greater of
(a) the remainder of his salary through the expiration of the employment contract or (b) an amount equal to one full year of his then current salary if his employment is terminated (i) by reason of death or disability, (ii) by the Company for any reason other than cause, or (iii) by him for "Good Reason" (as defined in such employee's employment agreement). Each of Messrs. Davis and O'Brien is entitled to severance pay in the amount of one dollar less than three times his "base amount" of compensation and benefits (as defined in Section 280G of the Internal Revenue Code of 1986, as amended) if his employment is terminated within one year of a "Change in Control" (as defined in such employee's employment agreement).

    The Company leases its main facility in Plainville, Massachusetts, from D&K Realty Trust (the "Trust"). Klaus J. Peter and David R. Lennox, both former officers and directors of the Company and each the beneficial owner of more than 5% of the Company's Common Stock, are the beneficial owners of the Trust. In April 1993, the Company entered into a revised lease with the Trust for a term of fifteen (15) years and renewable for fifteen (15) years on the same terms. In 1992 the Company had an independent appraisal of the premises and, based on such appraisal, the Company believes that the rental per square foot is comparable to that of other facilities in the area and is reasonable and fair. Lease payments by the Company to the Trust in Fiscal Year 1997 totaled approximately $83,400 and in the fiscal years ended March 31, 1996 and March 31, 1995 totaled approximately $83,400 per year.

                                   Signatures

    Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDIA LOGIC, INC.

                           By:  /s/ Paul M. O'Brien
                                ------------------------------------------
                                 Paul M. O'Brien
                                Vice President and Chief Financial Officer



                            Date: July 28, 1997