Form 10-Q
period 1997-06-30
MEDIA LOGIC INC
filed 1997-08-14
CIK 815185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended: June 30, 1997

                         Commission File Number: 1-9605

                                Media Logic, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                   04-2772354
--------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           310 South Street, P.O. Box 2258, Plainville, MA    02762
           ----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)

                                 (508) 695-2006
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  |X| Yes |_|No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.01 par value - 6,613,029 shares as of August 12, 1997

                                      INDEX

                                MEDIA LOGIC, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated condensed financial statements (Unaudited)

            Consolidated condensed balance sheets - June 30, 1997 and March 31,
                 1997

            Consolidated condensed statements of operations - three months ended
                 June 30, 1997 and 1996

            Consolidated condensed statements of cash flows - three months ended
                 June 30, 1997 and 1996

            Notes to consolidated condensed financial statements - June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           (UNAUDITED)
                                                             June 30,                       March 31,
                                                               1997                           1997
                                                        ------------------            ------------------
ASSETS
CURRENT ASSETS::
  Cash and cash equivalents                                $    1,177,479                    $2,382,875
  Accounts receivable, net                                        473,394                       813,993
  Inventories                                                   3,422,570                     3,563,482
  Prepaid expenses and other current assets                         1,000                         1,000
                                                        ------------------            ------------------
          Total current assets                                  5,074,443                     6,761,350

PROPERTY AND EQUIPMENT, net                                       397,526                       469,080
DEFERRED FINANCING COSTS                                        1,569,176                     1,711,829
OTHER ASSETS                                                       18,641                        30,696
                                                        ------------------            ------------------
                                                               $7,059,786                    $8,972,955
                                                        ==================            ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES::
  Accounts payable                                               $416,150                    $1,107,732
  Accrued expenses                                                350,507                       293,238
                                                        ------------------            ------------------
     Total current liabilities                                    766,657                     1,400,970

CONVERTIBLE SUBORDINATED DEBENTURES                             3,288,608                     3,266,663

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share; 20,000,000
shares authorized; 6,321,509 and 6,320,909 shares
issued and outstanding as of June 30, 1997 and March
31, 1997, respectively                                             63,215                        63,209
Additional paid-in capital                                     20,579,138                    20,577,945
Accumulated deficit                                           (17,637,832)                  (16,335,832)
                                                        ------------------            ------------------
     Total stockholders' equity                                 3,004,521                     4,305,322
                                                        ------------------            ------------------
                                                               $7,059,786                    $8,972,955
                                                        ==================            ==================


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        Three Months Ended
                                                                              June 30,
                                                                    1997                      1996
                                                              ----------------          ----------------
NET SALES                                                           $332,569                  $848,549

COSTS AND EXPENSES:
  Cost of products sold                                              245,441                   447,092
  Selling, general and administrative expenses                       746,927                 1,031,940
  Research and development expenses                                  429,682                   520,503
                                                              ----------------          ----------------

LOSS FROM OPERATIONS                                              (1,089,481)               (1,150,986)

OTHER INCOME (EXPENSE):
  Interest income                                                     12,713                    40,559
  Interest expense-convertible debentures                           (226,372)                        -
  Other                                                                1,140                     2,430
                                                              ----------------          ----------------

LOSS BEFORE INCOME TAXES                                          (1,302,000)               (1,107,997)

PROVISION FOR INCOME TAXES                                                 -                    14,730
                                                              ----------------          ----------------

NET LOSS                                                         $(1,302,000)              $(1,122,727)
                                                              ================          ================

NET LOSS PER SHARE                                               $(.21)                    $(.18)
                                                              ================          ================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                 6,321,067                 6,219,308
                                                              ================          ================


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                   JUNE 30,
                                                          1997                   1996
                                                     ---------------       ---------------
CASH USED BY OPERATING ACTIVITIES                      $ (1,218,651)          $(1,741,045)
                                                     ---------------       ---------------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
Sale of marketable securities                                     -               840,563
Sale (purchase) of property and equipment, net                    -               (29,334)
Decrease in other assets                                     12,055                     -
                                                     ---------------       ---------------
                                                             12,055               811,229
                                                     ---------------       ---------------
CASH PROVIDED BY FINANCING ACTIVITIES:
Exercise of stock options                                     1,200                     -
                                                     ---------------       ---------------

                                                              1,200                     -
                                                     ---------------       ---------------

NET INCREASE (DECREASE) IN CASH                          (1,205,396)             (929,816)

CASH BALANCE, BEGINNING OF  PERIOD                        2,382,875             3,545,477
                                                     ---------------       ---------------

CASH BALANCE, END OF PERIOD                            $  1,177,479            $2,615,661
                                                     ===============       ===============

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1997

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

As permitted by rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 1997.

In the opinion of the management of Media Logic, Inc., the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the Company's financial position at June 30, 1997, and the results of its operations and its cash flows for the three months ended June 30, 1997 and June 30, 1996.

(2) Inventories

                                 June 30, 1997            March 31, 1997
                               ------------------       ------------------
Raw materials                         $1,751,150               $1,808,917
Work in process                          159,166                  168,762
Finished goods                         1,512,254                1,585,803
                               ==================       ==================
                                      $3,422,570               $3,563,482
                               ==================       ==================

(3) Loss per Share

Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were not considered in the determination of net loss per share as their inclusion would be anti-dilutive.

(4) Convertible Subordinated Debentures

On March 24, 1997, the Company issued 7% convertible subordinated debentures (the "Debentures") with gross proceeds of $3,530,000. Each debenture has a face amount of $10,000 and bears interest at 7% per annum. Interest is payable upon conversion or redemption of the Debentures and is payable in either cash or shares of common stock at the average market price of common stock over the five days preceding the conversion dates, at the option of the Company.

The Debentures are convertible at the option of the holder into common stock of the Company. The conversion price is equal to the lower of (x) 120% of the average closing bid price of the common stock for the five trading-day period ending on the trading day prior to the subscription date (March 24, 1997) or (y) 80% of the average closing bid price for five days immediately preceding the conversion date. As of the subscription date, the conversion price was $2.805. The

Debentures mature on March 24, 2000 and automatically convert on that date at the then current conversion price.

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

The Company recognized the estimated fair value of the warrants based on the Black-Scholes valuation model and the guaranteed return conversion feature attributable to the Debentures as deferred financing costs with an increase to additional paid-in capital. These amounted to $1,228,000 along with actual cash financing costs of approximately $484,000. Deferred financing costs are being amortized over three years, the stated term of the Debentures, and are included in "Interest expense-convertible debentures" in the accompanying Consolidated Condensed Statements of Operations. To the extent that the Debentures are converted, any unamortized deferred financing costs will be charged against additional paid-in capital.

5) New Accounting Standard

In March 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended March 31, 1998. The Company believes that adoption of SFAS No. 128 will not have a material effect on its financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Results of operations

Sales:

Sales for the three month period ended June 30, 1997 were $332,569 as compared with $848,549 for the three months ended June 30, 1996. Sales for the three month period ended June 30, 1997 decreased 60.8% as compared with the three month period ended June 30, 1996. Demand for the Company's traditional products continued to decline, and sales of the Company's Automated Data Library ("ADL") line were not a significant source of operating revenues.

The Company is continuing to pursue its traditional product lines. This includes not only the sale of new certification, test and duplication equipment but also upgrades, spare parts and maintenance for previously sold units. The Company also is continuing the market introduction of its ADL products.

Gross Profit:

Gross profit for the three months ended June 30, 1997 was $87,128 as compared with $401,457 for the three months ended June 30, 1996. The generation of a gross profit on low sales volume is reflective of the cost reduction measures which the Company has instituted.

Expenses:

Selling, General and Administrative ("SG&A") expenses for the three months ended June 30, 1997 were $746,927 (224.6% of sales) as compared with $1,031,940
(121.6% of sales) for the three months ended June 30, 1996. SG&A expenses related to the Company's traditional product lines were $451,225 for the three months ended June 30, 1997 as compared with $612,619 for the three months ended June 30, 1996. SG&A expenses related directly to the ADL product line were $295,702 for the three month period ended June 30, 1997 as compared with $419,321 for the three month period ended June 30, 1996. The Company's cost reduction measures have significantly reduced total SG&A expenses, but the Company expects that SG&A expenses related to its ADL line will increase as product development is completed and the Company continues the market introduction of its ADL products.

Research and development expenses for the three month period ended June 30, 1997 were $429,682 (129.2% of sales) as compared to $520,503 (61.3% of sales) for the three month period ended June 30, 1996. All of the Company's research and development expenses for the three month period ended June 30, 1997 were related to the development of the ADL product line of automated data libraries, compared to $433,603, or 83.3% of total research and development expenses, for the three month period ended June 30, 1996.

Liquidity and Capital Resources:

At June 30, 1997, the Company had working capital of $4.3 million compared to $5.4 million at March 31, 1997. The current ratio was 6.6 to 1 as of June 30, 1997 and 4.8 to 1 as of March 31, 1997. The decrease in working capital is principally due to significant operating losses and funding of the development and introduction to the marketplace of the ADL family of products.

On March 24, 1997, the Company issued 7% Convertible Subordinated Debentures (the "Debentures") aggregating $3,530,000 in a private placement. The Debentures mature on March 24, 2000 and are convertible into the Company's common stock prior to that date at the option of the holder. The Debentures, together with accrued interest thereon, are convertible into shares of common stock at the lower of (i) $2.805 and (ii) 80% of the average closing bid price of the common stock over the five trading days immediately preceding the conversion date. In connection with the issuance of the Debentures, the Company issued warrants to purchase 1,550,870 shares of common stock at $3.00 per share and warrants to purchase 151,016 shares of common stock at $3.51 per share. Subsequent to June 30, 1997, Debentures aggregating $440,000, plus accrued interest, were converted to 291,520 shares of the Company's common stock.

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

Uncertainties

The discussion in this report which express "belief", "anticipation", "plans", "expectation", "future" or "intention" as well as other statements which are not historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and involve a number of risks and uncertainties. The Company's actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause future results to differ materially from such expectations include, but are not limited to: the uncertainty surrounding the Company's change in product base from floppy disk/magnetic tape certifiers and evaluators to automated data libraries; the Company's limited experience in manufacturing, marketing and selling automated data libraries and the risk that the Company's new products may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from competitors, many of whom have substantially greater financial, technical and other resources than the Company; the cyclical nature of the computer industry; the availability of additional capital to fund continued operations on acceptable terms, if at all; and, general economic conditions in both the United States and overseas markets. As a result, the Company's future operations involve a high degree of risk.

PART II.  OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS

                             None

         Item 2.  CHANGES IN SECURITIES

                             Subsequent to June 30, 1997, 291,520 shares of the Company's common stock were issued upon the conversion of 7% Convertible Subordinated Debentures aggregating $440,000, plus interest.

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

                                                         MEDIA LOGIC, INC.

Date:  August 14, 1997                             \S\   Paul M. O'Brien
       ---------------                             -----------------------------
                                                         Paul M. O'Brien
                                                         Vice President and
                                                         Chief Financial Officer