Form 10-Q
period 1997-09-30
MEDIA LOGIC INC
filed 1997-11-14
CIK 815185

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                For the Quarterly Period Ended: September 30, 1997

                           Commission File Number: 1-9605

                                  Media Logic, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)


                      Massachusetts                                                   04-2772354
--------------------------------------------------------------            -----------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

               310 South Street, P.O. Box 2258, Plainville, MA 02762
               -----------------------------------------------------
               (Address of principal executive offices)   (Zip Code)


                                (508) 695-2006
               -----------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              / X /  Yes       No
                              -----       -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $.01 par value per share--8,135,666 shares issued and outstanding as of October 24, 1997

                                     INDEX

                               MEDIA LOGIC, INC.


PART I.    FINANCIAL INFORMATION

ITEM 1.    Consolidated condensed financial statements (Unaudited)

           Consolidated condensed balance sheets--September 30, 1997 and March 31, 1997

           Consolidated condensed statements of operations--three and six months ended September 30, 1997 and 1996

           Consolidated condensed statements of cash flows--six months ended September 30, 1997 and 1996

           Notes to consolidated condensed financial statements--
             September 30, 1997

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.   Other Information

ITEM 1.    Legal Proceedings

ITEM 2.    Changes in Securities

ITEM 3.    Defaults upon Senior Securities

ITEM 4.    Submission of Matters to a Vote of Security Holders

ITEM 5.    Other Information

ITEM 6.    Exhibits and Reports on Form 8-K


SIGNATURES

PART I. FINANCIAL INFORMATION

                                         MEDIA LOGIC, INC.

                         CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


ASSETS                                                                          SEPTEMBER 30, 1997  MARCH 31, 1997
                                                                                ------------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents...................................................    $      262,164     $  2,382,875
  Accounts receivable, net....................................................           453,080          813,993
  Inventories.................................................................         3,628,515        3,563,482
  Prepaid expenses and other current assets...................................             1,430            1,000
                                                                                ------------------  --------------
    Total current assets......................................................         4,345,189        6,761,350

PROPERTY AND EQUIPMENT, net...................................................           353,333          469,080
DEFERRED FINANCING COSTS......................................................         1,426,524        1,711,829
OTHER ASSETS..................................................................            18,507           30,696
                                                                                ------------------  --------------
                                                                                  $    6,143,553     $  8,972,955
                                                                                ------------------  --------------
                                                                                ------------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable............................................................    $      394,595     $  1,107,732
  Accrued expenses............................................................           184,023          293,238
                                                                                ------------------  --------------
    Total current liabilities.................................................           578,618        1,400,970
CONVERTIBLE SUBORDINATED DEBENTURES                                                    1,540,552        3,266,663


STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share; 20,000,000 shares authorized;
  7,663,297 and 6,320,909 shares issued and outstanding as of September 30,
  1997 and March 31, 1997, respectively.......................................            76,633           63,209
Additional paid-in capital....................................................        22,382,212       20,577,945
Accumulated deficit...........................................................       (18,434,462)     (16,335,832)
                                                                                ------------------  --------------
    Total stockholders' equity................................................         4,024,383        4,305,322
                                                                                ------------------  --------------
                                                                                  $    6,143,553     $  8,972,955
                                                                                ------------------  --------------
                                                                                ------------------  --------------

         SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION


                                                   MEDIA LOGIC, INC.

                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           -------------------------  ----------------------------
                                                              1997          1996          1997           1996
                                                           -----------  ------------  -------------  -------------
NET SALES................................................  $   435,057  $  1,226,884  $     767,626  $   2,075,433
COSTS AND EXPENSES:
  Cost of products sold..................................      245,851       830,433        491,292      1,277,525
  Selling, general and administrative expenses...........      534,997       905,381      1,281,924      1,937,321
  Research and development expenses......................      249,570       332,353        679,252        852,856
                                                           -----------  ------------  -------------  -------------
LOSS FROM OPERATIONS.....................................     (595,361)     (841,283)    (1,684,842)    (1,992,269)
OTHER INCOME (EXPENSE):
  Interest income........................................        6,184        32,476         18,897         73,035
  Interest expense-convertible debentures................     (210,913)          --        (437,285)           --
  Other..................................................        3,460        (8,511)         4,600         (6,081)
                                                           -----------  ------------  -------------  -------------
LOSS BEFORE INCOME TAXES.................................     (796,630)     (817,318)    (2,098,630)    (1,925,315)
PROVISION FOR INCOME TAXES...............................          --         31,392            --          46,122
                                                           -----------  ------------  -------------  -------------
NET LOSS.................................................  $  (796,630) $   (848,710) $  (2,098,630) $  (1,971,437)
                                                           -----------  ------------  -------------  -------------
                                                           -----------  ------------  -------------  -------------
NET LOSS PER SHARE (NOTE 3)..............................  $      (.11) $       (.14) $        (.31) $        (.32)
                                                           -----------  ------------  -------------  -------------
                                                           -----------  ------------  -------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.....    7,046,705     6,232,753      6,685,867      6,226,049
                                                           -----------  ------------  -------------  -------------
                                                           -----------  ------------  -------------  -------------

        SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION


                                                MEDIA LOGIC, INC.

                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                  1997                 1996
                                                                          ---------------------  ----------------
CASH (USED) BY OPERATING ACTIVITIES                                             $(2,134,100)        $(2,175,945)
                                                                                 ----------      ----------------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
Sale (purchase) of property and equipment, net..........................                --             (115,002)
Decrease in other assets................................................             12,189                 --
                                                                                 ----------      ----------------
                                                                                     12,189            (115,002)
                                                                                 ----------      ----------------
CASH PROVIDED BY FINANCING ACTIVITIES:
Exercise of stock options...............................................              1,200             113,927
Issuance of common stock upon conversion of debentures..................          1,816,491                 --
Decrease in debentures upon conversion..................................         (1,816,491)                --
                                                                                 ----------      ----------------
                                                                                      1,200             113,927
                                                                                 ----------      ----------------
NET INCREASE (DECREASE) IN CASH.........................................         (2,120,711)         (2,177,020)
CASH BALANCE, BEGINNING OF PERIOD.......................................          2,382,875           3,545,477
                                                                                 ----------      ----------------
CASH BALANCE, END OF PERIOD.............................................      $     262,164        $  1,368,457
                                                                                 ----------      ----------------
                                                                                 ----------      ----------------

        SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

                               MEDIA LOGIC, INC.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                              September 30, 1997


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

     As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

     In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the Company's financial position at September 30, 1997, and the results of its operations and its cash flows for the six months ended September 30, 1997 and September 30, 1996.

(2)  Inventories

                                                                                SEPTEMBER 30, 1997  MARCH 31, 1997
                                                                                ------------------  --------------
Raw materials.................................................................    $    1,918,480     $  1,808,917
Work in process...............................................................           170,183          168,762
Finished goods................................................................         1,539,852        1,585,803
                                                                                ------------------  --------------
                                                                                  $    3,628,515     $  3,563,482
                                                                                ------------------  --------------
                                                                                ------------------  --------------

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

    The Company recognized the estimated fair value of the warrants based on the Black-Scholes valuation model and the guaranteed return conversion feature attributable to the Debentures as deferred financing costs with an increase to additional paid-in capital. These amounted to $1,228,000 along with actual cash financing costs of approximately $484,000. Deferred financing costs are being amortized over three years, the stated term of the Debentures, and are included in "Interest expense-convertible debentures", which is a non-cash expense, in the accompanying Consolidated Condensed Statements of Operations. To the extent that the Debentures are converted, any unamortized deferred financing costs will be charged against additional paid-in capital.

(5)  New Accounting Standard

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations

     Three and Six Months Ended September 30, 1997 Compared to Three and Six Months Ended September 30, 1996


Results of Operations

     Sales:

     Sales for the three and six month periods ended September 30, 1997 were $435,057 and $767,626 as compared with $1,226,884 and $2,075,433 for the three and six month periods ended September 30, 1996, representing sales decreases from the three and six month periods ended September 30, 1996 of 64.5% and 63.0%, respectively. Demand for the Company's traditional products continues to decline, while increasing sales of the Company's Automated Data Library ("ADL") line have not been enough to offset this decline.

     The Company is primarily focused on the sale of its ADL products. The Company is also continuing to pursue its traditional product lines, which includes not only the sale of new certification, test and duplication equipment but also upgrades, spare parts and maintenance for previously sold units.

     Gross Profit:

     Gross profit for the three and six months ended September 30, 1997 was $189,206 (43.5%) and $276,334 (36.0%) as compared with $396,451 (32.3%) and
$797,808 (38.4%) for the three and six months ended September 30, 1996. The generation of a gross profit on low sales reflects the cost reduction measures which the Company has instituted, while the increase in gross margins reflects higher ADL sales as a percentage of the Company's total sales.

     Expenses:

     Selling, general and administrative ("SG&A") expenses for the three and six months ended September 30, 1997 were $534,997 (123.0% of sales) and $1,281,924 (167.0% of sales) as compared with $905,381 (73.8% of sales) and
$1,937,321 (93.3% of sales) for the three and six months ended September 30, 1996. The Company's cost reduction measures have significantly reduced total SG&A expenses, and they were further reduced during the three months ended September 30, 1997 by the Company's consolidation of all ADL operations in Plainville, MA.

     Research and development ("R&D") expenses for the three and six month periods ended September 30, 1997 were $249,570 (57.4% of sales) and $679,252 (88.5% of sales) as compared to $332,353 (27.1% of sales) and $852,856 (41.1% of sales) for the three and six month periods ended September 30, 1996. All of the Company's R&D expenses for the three and six months ended September 30, 1997 were related to the development of the ADL product line. During the quarter ended September 30, 1997, all R&D operations were consolidated in Plainville, resulting in a decline in R&D expenses.

     Interest expense-convertible debentures, a non-cash item, represents the amortization of assigned deferred costs in accordance with generally accepted accounting principles in conjunction with the issuance of the Company's 7% Convertible Subordinated Debentures on March 24, 1997. See Note 4 of Notes to Consolidated Condensed Financial Statements (Unaudited).

     Liquidity and Capital Resources:

     At September 30, 1997, the Company had working capital of $3.8 million compared to $5.4 million at March 31, 1997. The current ratio was 7.5 to 1 as of June 30, 1997 and 4.8 to 1 as of March 31, 1997. The decrease in working capital is principally due to significant operating losses and funding of the development and introduction to the marketplace of the ADL family of products.

     On March 24, 1997, the Company issued 7% Convertible Subordinated Debentures (the "Debentures"), $3,530,000 aggregate principal amount, in a private placement exempt from registration under Regulation D under the Securities Act of 1933, as amended. The Debentures mature on March 24, 2000 and are convertible into the Company's common stock prior to that date at the option of the holder. The Debentures, together with accrued interest thereon, are convertible into shares of common stock at the lower of (i) $2.805 and
(ii) 80% of the average closing bid price of the common stock over the five trading days immediately preceding the conversion date. In connection with the issuance of the Debentures, the Company issued warrants to purchase 1,550,870 shares of common stock at $3.00 per share and warrants to purchase 151,016 shares of common stock at $3.51 per share. During the quarter ended September 30, 1997, Debentures aggregating $1,770,000, plus accrued interest, were converted to 1,341,788 shares of the Company's common stock. Subsequent to September 30, 1997, Debentures aggregating $560,000, plus accrued interest, were converted to 472,369 shares of the Company's common stock.

     On October 29, 1997, the Company issued 7% convertible subordinated debentures in a private placement exempt from registration under Regulation D under the Securities Act of 1933, as amended, with gross proceeds of $750,000. The debentures mature on October 29, 2000 and are convertible into the Company's common stock prior to that date at the option of the holder at a conversion price equal to the lower of (i) 80% of the average closing bid price for the common stock for the five days prior to the conversion date and (ii) $1.95. In connection with the issuance of these debentures, the Company is required to issue warrants to purchase 500,000 shares of common stock at an exercise price of $2.00 per share.

     The Company, because of its continuing losses from operations, anticipates that, unless revenues increase significantly, it will not have sufficient cash resources for the next twelve months and it will require additional capital in order to continue its operations. The Company has no assurance that it will be able to raise such additional capital, if needed, in a timely manner or on favorable terms, if at all. If the Company is unable to increase revenues significantly and/or secure additional financing, the Company could be forced to curtail or discontinue its operations. The Company does not fully satisfy all of the American Stock Exchange guidelines for continued listing and there is no assurance listing will be continued.

     The Company continually monitors the changing business conditions and takes whatever actions it deems necessary to protect and promote the Company's interests.

Uncertainties

     The discussion in this report which express "belief", "anticipation", "plans", "expectation", "future" or "intention" as well as other statements which are not historical fact are forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and involve a number of risks and uncertainties. The Company's actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause future results to differ materially from such expectations include, but are not limited to: the uncertainty surrounding the Company's change in product base from floppy disk/magnetic tape certifiers and evaluators to automated data libraries: the Company's limited experience in manufacturing, marketing and selling automated data libraries and the risk that the Company's new products may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from competitors, many of whom have substantially greater financial, technical and other resources than the Company; the cyclical nature of the computer industry; the availability of additional capital to fund continued operations on acceptable terms, if at all; and, general economic conditions in both the United States and overseas markets.
As a result, the Company's future operations involve a high degree of risk.

PART II. OTHER INFORMATION

     Item 1. LEGAL PROCEEDINGS

          None

     Item 2. CHANGES IN SECURITIES

          During the quarter ended September 30, 1997, 1,341,788 shares of the Company's common stock were issued upon the conversion of 7% Convertible Subordinated Debentures aggregating $1,770,000, plus interest.

          Subsequent to September 30, 1997, 472,369 shares of the Company's common stock were issued upon the conversion of 7% Convertible Subordinated Debentures aggregating $560,000, plus interest.

     Item 3. DEFAULTS UPON SENIOR SECURITIES

          None

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The following information relates to matters submitted at the Annual Meeting of Stockholders of the Company held on September 11, 1997.

     (b) Proxies for the meeting were solicited and there was no solicitation in opposition to management's nominees for directors as listed in the proxy statement and all such nominees were elected. Michael Salter and Dr. Harold B. Shukovsky were elected directors. Francis Wyman and Raymond Leclerc, with terms expiring at the 1998 Annual Meeting of Stockholders, and Joseph L. Mitchell and William Davis, with terms expiring at the 1999 Annual Meeting of Stockholders, continue to serve as directors.

     (c) The total number of shares entitled to vote at the Annual Meeting of Shareholders was 6,320,909. The total shares voted were 5,853,758 or 93% of those eligible to vote.

     The votes for directors were (1) Michael Salter, 5,755,663 votes for and 98,095 votes against, and (2) Dr. Harold B. Shukovsky, 5,755,663 votes for and 98,095 votes against.

    Approval was not granted to amend and restate the Company's Restated Articles of Organization to authorize 5,000,000 shares of Preferred Stock, $.01 par value per share. The vote was 2,187,027 votes for, 884,835 votes against, 38,950 abstentions, and 2,097,446 shares not voted.

     Approval was granted to the proposal that Arthur Andersen LLP be appointed as the Company's independent accountant for fiscal year 1998. The vote was 5,138,203 for approval, 668,680 against approval, and 24,375 abstentions.

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

                                        MEDIA LOGIC, INC.

Date: November 13, 1997                 \S\ Paul M. O'Brien
                                        -------------------
                                            Paul M. O'Brien
                                            Vice President and
                                            Chief Financial Officer