Form 10-Q
period 1997-12-31
MEDIA LOGIC INC
filed 1998-02-17
CIK 815185

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

              For the Quarterly Period Ended: December 31, 1997

                      Commission File Number: 1-9605

                            Media Logic, Inc.
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Massachusetts                        04-2772354
-----------------------------------------        -----------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

              310 South Street, P.O. Box 2258, Plainville, MA 02762
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                   (508) 695-2006
             -------------------------------------------------------
               (Registrant's telephone number, including area code)

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

    Common stock, $.01 par value per share--11,081,076 shares issued and outstanding as of February 9, 1998.

                                     INDEX

                               MEDIA LOGIC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements (Unaudited)

    Consolidated condensed balance sheets--December 31, 1997 and March 31, 1997

    Consolidated condensed statements of operations--three and nine months ended December 31, 1997 and 1996

    Consolidated condensed statements of cash flows--nine months ended December 31, 1997 and 1996

    Notes to consolidated condensed financial statements--December 31, 1997

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

                               MEDIA LOGIC, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                                 DECEMBER 31,     MARCH 31,
                                                                    1997            1997
                                                                 ------------  -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.....................................  $1,357,739  $   2,382,875
 Accounts receivable, net......................................     382,259        813,993
 Inventories...................................................   3,772,088      3,563,482
 Prepaid expenses and other current assets.....................       4,230          1,000
                                                                 -----------   -------------
    Total current assets.......................................  5,516,316       6,761,350
PROPERTY AND EQUIPMENT, net....................................    318,170         469,080
DEFERRED FINANCING COSTS.......................................  1,451,659       1,711,829
OTHER ASSETS...................................................     31,364          30,696
                                                                 -----------   -------------
                                                                $7,317,509   $   8,972,955
                                                                 -----------   -------------
                                                                 -----------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable..............................................   $482,423    $   1,107,732
 Accrued expenses..............................................    166,728          293,238
                                                                 -----------   -------------
    Total current liabilities..................................    649,151        1,400,970

CONVERTIBLE SUBORDINATED DEBENTURES............................  1,009,232        3,266,663

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share; 20,000,000 shares
  authorized; 10,253,660 and 6,320,909 shares issued and
  outstanding as of December 31, 1997 and March 31, 1997,
  respectively.................................................    102,537          63,209
Additional paid-in capital..................................... 24,941,168      20,577,945
Accumulated deficit............................................(19,384,579)    (16,335,832)
                                                                 -----------   -------------
    Total stockholders' equity.................................  5,659,126       4,305,322
                                                                 -----------   -------------
                                                                 $7,317,509    $   8,972,955
                                                                 ------------  -------------
                                                                 ------------  -------------

         SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

                               MEDIA LOGIC, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 DECEMBER 31,                 DECEMBER 31,
                                                          --------------------------  ----------------------------
                                                             1997          1996           1997           1996
                                                          -----------  -------------  -------------  -------------
NET SALES...............................................  $   450,749  $     897,376  $   1,218,375  $   2,972,809
COSTS AND EXPENSES:
 Cost of products sold..................................      261,818        739,535        753,110      2,017,060
 Selling, general and administrative expenses...........      644,210        883,465      1,926,134      2,820,786
 Research and development expenses......................      279,824        463,436        959,076      1,316,292
                                                          -----------  -------------  -------------  -------------
LOSS FROM OPERATIONS....................................  $  (735,103) $  (1,189,060) $  (2,419,945) $  (3,181,329)
OTHER INCOME (EXPENSE):
 Interest income........................................            0       --               18,897         73,035
 Interest expense-convertible debentures................     (215,993)      --             (653,278)      --
 Other..................................................          979          1,273          5,579         (4,808)
                                                          -----------  -------------  -------------  -------------
LOSS BEFORE INCOME TAXES................................  $  (950,117) $  (1,187,787) $  (3,048,747) $  (3,113,102)
PROVISION FOR INCOME TAXES..............................      --            --             --               46,122
                                                          -----------  -------------  -------------  -------------
NET LOSS................................................  $  (950,117) $  (1,187,787) $  (3,048,747) $  (3,159,224)
                                                          -----------  -------------  -------------  -------------
                                                          -----------  -------------  -------------  -------------
BASIC AND DILUTED LOSS PER SHARE (NOTE 3)...............  $      (.11) $        (.19) $        (.42) $        (.50)
                                                          -----------  -------------  -------------  -------------
                                                          -----------  -------------  -------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING....    8,330,927      6,315,439      7,236,279      6,255,950
                                                          -----------  -------------  -------------  -------------
                                                          -----------  -------------  -------------  -------------

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

                               MEDIA LOGIC, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
CASH (USED) BY OPERATING ACTIVITIES.................................................  $  (2,812,318) $  (3,239,991)
                                                                                      -------------  -------------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
Sale (purchase) of property and equipment, net......................................         (9,663)      (115,100)
(Increase) in other assets..........................................................           (668)      --
                                                                                      -------------  -------------
                                                                                            (10,331)      (115,100)
                                                                                      -------------  -------------
CASH PROVIDED BY FINANCING ACTIVITIES:
Exercise of stock options...........................................................          1,200        117,277
Net proceeds from issuance of convertible debentures................................        607,342       --
Net proceeds from issuance of common stock..........................................      1,188,971       --
Issuance of common stock upon conversion of debentures..............................      2,919,806       --
Decrease in debentures upon conversion..............................................     (2,919,806)      --
                                                                                      -------------  -------------
                                                                                          1,797,513        117,277
                                                                                      -------------  -------------
NET INCREASE (DECREASE) IN CASH.....................................................     (1,025,136)    (3,237,814)
CASH BALANCE, BEGINNING OF PERIOD...................................................      2,382,875      3,545,477
                                                                                      -------------  -------------
CASH BALANCE, END OF PERIOD.........................................................  $   1,357,739  $     307,663
                                                                                      -------------  -------------
                                                                                      -------------  -------------

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

                               MEDIA LOGIC, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                               DECEMBER 31, 1997

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

    As permitted by the rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 1997 and September 30, 1997.

    In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the Company's financial position at December 31, 1997, and the results of its operations and its cash flows for the nine months ended December 31, 1997 and December 31, 1996.

(2) INVENTORIES

                                                                                DECEMBER 31, 1997  MARCH 31, 1997
                                                                                -----------------  --------------
Raw materials.................................................................    $   1,873,399     $  1,808,917
Work in process...............................................................          160,082          168,762
Finished goods................................................................        1,738,607        1,585,803
                                                                                -----------------  --------------
                                                                                  $   3,772,088     $  3,563,482
                                                                                -----------------  --------------
                                                                                -----------------  --------------

(3) LOSS PER SHARE

    Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were not considered in the determination of net loss per share as their inclusion would be anti-dilutive.

(4) CONVERTIBLE DEBENTURES

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

    The Debentures are convertible at the option of the holder into common stock of the Company. In connection with the Company's private placement of common stock in December 1997, on December 29, 1997, all of the remaining holders of the Debentures and the Company agreed to set a fixed conversion price for the Debentures of $.90 per share of common stock until January 28, 1998 and thereafter of the lower of (i) $2.805, which amount is 120% of the average closing bid price of the common stock as calculated over the five trading-day period ending on March 21, 1997 and (ii) 80% of the average closing bid price of the common stock as calculated over the five trading-day period immediately preceding the date of conversion, subject to a $.90 per share minimum conversion price. The Debentures mature on March 24, 2000 and automatically convert on that date at the then current conversion price.

    In connection with the issuance of the Debentures, the Company issued warrants to purchase 1,550,870 shares of common stock at $3.00 per share and 200,000 shares of common stock at $2.00 per share. 650,870 of the warrants to purchase shares of common stock at an exercise price of $3.00 per share are exercisable at any time prior to September 22, 2001 and 900,000 of such warrants are exercisable at any time on or prior to March 24, 2002.

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

    On October 29, 1997, the Company issued 7% convertible debentures ("the October Debentures") with gross proceeds of $750,000. The October Debentures mature on October 29, 2000 and are convertible into the Company's common stock prior to that date at the option of the holder at a conversion price equal to $.90 per share until January 28, 1998 and thereafter equal to the lower of (i) 80% of the average closing bid price for the common stock for the five days prior to the conversion date and (ii) $1.95 per share, subject to a $.90 per share minimum conversion price. In connection with the issuance of the October Debentures, the Company issued warrants to purchase 500,000 shares of common stock at $2.00 per share, with an expiration date of January 25, 2003. The Company recognized the estimated fair value of the warrants based on the Black-Scholes valuation model and the guaranteed return conversion feature as deferred financing costs with an increase to additional paid-in capital. These amounted to approximately $342,000, with actual cash financing costs of approximately $142,000, and are being amortized over three years, the stated term of the October Debentures, and are included in "Interest expense-convertible debentures", which are a non-cash expense, in the accompanying Consolidated Condensed Statements of Operations. Unamortized deferred financing costs will be charged against additional paid-in capital to the extent that the October Debentures are converted.

(5) COMMON STOCK

    On December 29, 1997, the Company sold 1,700,000 shares of common stock (the "December Private Placement") with gross proceeds of $1,530,000. Costs associated with this financing of approximately $340,000 were charged to additional paid-in capital. In connection with the December Private Placement, the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. The Company is also obligated to issue warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $2.00 per share to the placement agents for the December Private Placement.

Management's Discussion and Analysis of Financial Condition and Results of
 Operations
Three and Nine Months Ended December 31, 1997 Compared to Three and
 Nine Months Ended December 31, 1996

Results of Operations

Sales:

    Sales for the three and nine month periods ended December 31, 1997 were $450,749 and $1,218,375 as compared with $897,376 and $2,972,809 for the three and nine month periods ended December 31, 1996, representing sales decreases from the three and nine month periods ended December 31, 1996 of 49.8% and 59.0%, respectively. Demand for the Company's traditional products continues to decline, while increasing sales of the Company's Automated Data Library ("ADL") line have not been sufficient to offset this decline.

    The Company is primarily focused on the sale of its ADL products. The Company is also continuing to pursue its traditional product lines, which includes not only the sale of new certification, test and duplication equipment but also upgrades, spare parts and maintenance for previously sold units.

Gross Profit:

    Gross profit for the three and nine months ended December 31, 1997 was $188,931 (41.9%) and $465,265 (38.2%) as compared with $157,841 (17.6%) and
$955,749 (32.1%) for the three and nine months ended December 31, 1996.

Expenses:

    Selling, general and administrative ("SG&A") expenses for the three and nine months ended December 31, 1997 were $644,210 (142.9% of sales) and $1,926,134 (158.1% of sales) as compared with $883,465 (98.4% of sales) and $2,820,786
(94.9% of sales) for the three and nine months ended December 31, 1996. The Company's total SG&A expenses have been significantly reduced by the Company's consolidation of all ADL operations in Plainville, MA.

    Research and development ("R&D") expenses for the three and nine month periods ended December 31, 1997 were $279,824 (62.1% of sales) and $959,076 (78.7% of sales) as compared to $463,436 (51.6% of sales) and $1,316,292 (44.3%
of sales) for the three and nine month periods ended December 31, 1996. All of the Company's R&D expenses for the three and nine months ended December 31, 1997 were related to the development of the ADL product line. During the quarter ended September 30, 1997, all R&D operations were consolidated in Plainville, resulting in a decline in R&D expenses.

    Interest expense-convertible debentures, a non-cash item, represents the amortization of assigned deferred costs in accordance with generally accepted accounting principles in conjunction with the issuance of the Company's 7% Convertible Subordinated Debentures and 7% Convertible Debentures. See Note 4 of Notes to Consolidated Condensed Financial Statements (Unaudited).

Liquidity and Capital Resources:

    At December 31, 1997, the Company had working capital of $4.7 million compared to $5.4 million at March 31, 1997. The current ratio was 8.5 to 1 as of December 31, 1997 and 4.8 to 1 as of March 31, 1997. The decrease in working capital is principally due to significant operating losses and funding of the development and introduction to the marketplace of the ADL family of products.

    On March 24, 1997, the Company issued $3,530,000 aggregate principal amount of 7% Convertible Subordinated Debentures (the "Debentures"), in a private placement exempt from registration under Regulation D under the Securities Act of 1933, as amended, (the "Securities Act"). The Debentures mature on March 24, 2000 and are convertible into the Company's common stock prior to that date at the option of the holder. In connection with the Company's private placement of common stock in December 1997, all of the remaining holders of the Debentures and the Company agreed to set a fixed conversion price for the Debentures of $.90 per share of common stock until January 28, 1998 and thereafter at the lower of (i) $2.805, which amount is 120% of the average closing bid price of the common stock as calculated over the five trading-day period ending on March 21, 1997 and (ii) 80% of the average closing bid price of the common stock as calculated over the five trading-day period immediately preceding the date of conversion, subject to a $.90 per share minimum conversion price. In connection with the issuance of the Debentures, the Company issued warrants to purchase 1,550,870 shares of common stock at an exercise price of $3.00 per share and warrants to purchase 200,000 shares of common stock at $2.00 per share. During the quarter ended September 30, 1997, Debentures aggregating $1,770,000, plus accrued interest, were converted into 1,341,788 shares of the Company's common stock. During the quarter ended December 31, 1997, Debentures aggregating $1,060,000, plus accrued interest, were converted into 890,363 shares of the Company's common stock. Subsequent to December 31, 1997, Debentures aggregating $700,000, plus accrued interest, were converted into 807,416 shares of the Company's common stock. All of these Debentures have now been converted.

    On October 29, 1997, the Company issued $750,000 aggregate principal amount of 7% Convertible Debentures (the "October Debentures") in a private placement exempt from registration under Regulation D under the Securities Act, with gross proceeds of $750,000. The October Debentures mature on October 29, 2000 and are convertible into the Company's common stock prior to that date at the option of the holder at a conversion price equal to $.90 per share until January 28, 1998 and thereafter equal to the lower of (i) 80% of the average closing bid price for the common stock for the five days prior to the conversion date, and (ii) $1.95 per share, subject to a $.90 per share minimum conversion price. In connection with the issuance of the October Debentures, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $2.00 per share.

    On December 29, 1997, the Company sold 1,700,000 shares of common stock in a private placement (the "December Private Placement") exempt from registration under Regulation D under the Securities Act, with gross proceeds of $1,530,000. Costs associated with this financing of approximately $340,000 were charged to additional paid-in capital. In connection with the

December Private Placement, the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. The Company is also obligated to issue warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $2.00 per share to the placement agents for the December Private Placement.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    NONE

Item 2. CHANGES IN SECURITIES

    During the quarter ended December 31, 1997, 890,363 shares of the Company's common stock were issued upon the conversion of an aggregate of $1,060,000 principal amount of 7% Convertible Subordinated Debentures, plus interest.

    Subsequent to December 31, 1997, 807,416 shares of the Company's common stock were issued upon the conversion of an aggregate of $700,000 principal amount of 7% Convertible Subordinated Debentures, plus interest.

    On October 29, 1997, the Company sold $750,000 aggregate principal amount of 7% Convertible Debentures (the "October Debentures") to an accredited investor, F.T.S. Worldwide Corporation ("FTS"), in a private placement (the "October Financing") exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1993, as amended (the "Securities Act") for gross proceeds of $750,000. The principal amount of the October Debentures is convertible into shares of the Company's common stock based on a predetermined formula. The price at which the October Debentures will convert will be $.90 per share until January 28, 1998 and thereafter will be the lower of (i) $1.95 and (ii) 80% of the average closing bid price of the common stock as calculated over the five trading-day period immediately preceding the date of conversion, subject to a $.90 per share minimum conversion price. The October Debentures bear interest at a rate of 7% per year. Interest is payable only upon conversion of the October Debentures and, at the Company's option, is payable either in cash or in shares of the Company's common stock based on the average closing sale price of the common stock as calculated over the five trading-day period ending on the trading day immediately preceding the date of conversion. In connection with the October Financing, the Company issued warrants to purchase 500,000 shares of common stock which are exercisable at any time during the period commencing January 26, 1998 and ending January 25, 2003 at an exercise price of $2.00 per share.

    On December 29, 1997, the Company sold an aggregate of 1,700,000 shares of common stock to two accredited investors, Imprimis SB L.P. and Wexford Spectrum Investors LLC (together,"Wexford"), for gross proceeds of $1,530,000 in a private placement (the "December Financing") exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act. For so long as Wexford and its affiliates own at least 5% of the issued and outstanding common stock of the Company on a fully diluted basis, the Company may not make any distributions or pay any dividends to its stockholders without the prior written consent of Wexford. In connection with the December Private Placement, the Company issued warrants (the

"Wexford Warrants") to purchase an aggregate of 2,000,000 shares of common stock. 1,000,000 of such warrants are exercisable at an exercise price of $3.00 per share and 1,000,000 of such warrants are exercisable at an exercise price of $1.50 per share. The Wexford Warrants may be exercised at any time prior to December 29, 2002. The Company is also obligated to issue warrants (the "December Warrants") to purchase an aggregate of 500,000 shares of common stock at an exercise price of $2.00 per share to the placement agents for the December Private Placement. The December Warrants will be exercisable at any time during the period commencing March 29, 1998 and ending March 29, 2003.

Item 3. DEFAULTS UPON SENIOR SECURITIES

    None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

Item 5. OTHER INFORMATION

    None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27 Financial data schedule

    (b) Reports on Form 8-K

    The Company filed a report on Form 8-K dated December 31, 1997 announcing that (i) on October 29, 1997 the Company had completed the October Financing in which it raised gross proceeds of $750,000, (ii) on December 29, 1997, the Company had completed the December Financing in which it raised gross proceeds of $1,530,000 and (iii) on December 29, 1997, FTS and the Company signed Amendment No. 1 to Convertible Debentures Due October 29, 2000 in which FTS and the Company agreed to set a fixed conversion price for the October Debentures of $0.90 per share of common stock until 30 days after the closing of the December Financing and thereafter to set a minimum conversion price of $0.90 per share of common stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               MEDIA LOGIC, INC.

    Date: February 17, 1998                  \s\ Paul M. O'Brien
                                              -------------------
                                              Paul M. O'Brien
                                              Vice President and
                                              Chief Financial Officer