Form 10-Q/A
period 1997-12-31
MEDIA LOGIC INC
filed 1998-06-26
CIK 815185

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended: December 31, 1997
                                               ------------------

                         Commission File Number: 1-9605

                               Media Logic, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                      04-2772354
-------------------------------                         --------------------
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

          Common stock, $.01 par value per share - 11,081,076 shares issued and outstanding as of February 9, 1998.

                                      INDEX

                                MEDIA LOGIC, INC.

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Consolidated condensed financial statements (Unaudited)

          Consolidated condensed balance sheets - December 31, 1997 (As
                  Restated) and March 31, 1997

          Consolidated condensed statements of operations - three and nine months ended December 31, 1997 (As Restated) and 1996

          Consolidated condensed statements of cash flows - nine months ended
                  December 31, 1997 and 1996

          Notes to consolidated condensed financial statements - December 31,
                  1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
----------

PART I.  FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                            (UNAUDITED)
                                                                            December 31,                    March 31,
                                                                                1997                           1997
                                                                     ---------------------------     -------------------------
ASSETS                                                                      As Restated
CURRENT ASSETS:
  Cash and cash equivalents                                                         $ 1,357,739                    $2,382,875
  Accounts receivable, net                                                              132,259                       813,993
  Inventories                                                                         3,897,088                     3,563,482
  Prepaid expenses and other current assets                                               4,230                         1,000
                                                                     ---------------------------     -------------------------
          Total current assets                                                        5,393,316                     6,761,350

PROPERTY AND EQUIPMENT, net                                                             318,170                       469,080
DEFERRED FINANCING COSTS                                                              1,451,659                     1,711,829
OTHER ASSETS                                                                             31,364                        30,696
                                                                     ---------------------------     -------------------------

                                                                                     $7,192,509                    $8,972,955
                                                                     ---------------------------     -------------------------
                                                                     ---------------------------     -------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                  $   482,423                    $1,107,732
  Accrued expenses                                                                      166,728                       293,238
                                                                     ---------------------------     -------------------------
     Total current liabilities                                                          649,151                     1,400,970

CONVERTIBLE SUBORDINATED DEBENTURES                                                   1,009,232                     3,266,663

STOCKHOLDERS' EQUITY:

Common stock, par value $.01 per share; 20,000,000
shares authorized; 10,253,660 and 6,320,909 shares
issued and outstanding as of December 31, 1997 and
March 31, 1997, respectively                                                            102,537                        63,209
Additional paid-in capital                                                           24,941,168                    20,577,945
Accumulated deficit                                                                (19,509,579)                  (16,335,832)
                                                                     ---------------------------     -------------------------
     Total stockholders' equity                                                       5,534,126                     4,305,322
                                                                     ---------------------------     -------------------------

                                                                                     $7,192,509                    $8,972,955
                                                                     ---------------------------     -------------------------
                                                                     ---------------------------     -------------------------


            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
------------------------------

                                MEDIA LOGIC, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    Three Months Ended                          Nine Months Ended
                                                       December 31,                               December 31,

                                                1997                   1996                  1997                 1996
                                         -------------------    -------------------    -----------------   -------------------
                                                As Restated                                 As Restated

NET SALES                                        $  200,749             $  897,376        $     968,375            $2,972,809

COSTS AND EXPENSES:
  Cost of products sold                             136,818                739,535              628,110             2,017,060
  Selling, general and administrative
  expenses                                          644,210                883,465            1,926,134             2,820,786
  Research and development expenses                 279,824                463,436              959,076             1,316,292
                                         -------------------    -------------------    -----------------   -------------------

LOSS FROM OPERATIONS                             $(860,103)           $(1,189,060)         $(2,544,945)          $(3,181,329)

OTHER INCOME (EXPENSE):
  Interest income                                         -                      -               18,897                73,035
  Interest expense-convertible
  debentures                                      (215,993)                      -            (653,278)                     -
  Other                                                 979                  1,273                5,579               (4,808)
                                         -------------------    -------------------    -----------------   -------------------

LOSS BEFORE INCOME TAXES                       $(1,075,117)           $(1,187,787)         $(3,173,747)          $(3,113,102)

PROVISION FOR INCOME TAXES                                -                      -                    -                46,122
                                         -------------------    -------------------    -----------------   -------------------

NET LOSS                                       $(1,075,117)           $(1,187,787)         $(3,173,747)          $(3,159,224)
                                         -------------------    -------------------    -----------------   -------------------
                                         -------------------    -------------------    -----------------   -------------------

BASIC AND DILUTED  LOSS PER SHARE                    $(.13)                 $(.19)                $(.44)               $(.50)
(NOTE 4)
                                         -------------------    -------------------    -----------------   -------------------
                                         -------------------    -------------------    -----------------   -------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                         8,330,927              6,315,439            7,236,279             6,255,950
                                         -------------------    -------------------    -----------------   -------------------
                                         -------------------    -------------------    -----------------   -------------------





            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        NINE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                   1997                   1996
                                                                             ------------------     -----------------
CASH (USED) BY OPERATING ACTIVITIES                                               $(2,812,318)          $(3,239,991)
                                                                             ------------------     -----------------

CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
Sale (purchase) of property and equipment, net                                         (9,663)             (115,100)
(Increase) in other assets                                                               (668)                     -
                                                                             ------------------     -----------------

                                                                                      (10,331)             (115,100)
                                                                             ------------------     -----------------

CASH PROVIDED BY FINANCING ACTIVITIES:
Exercise of stock options                                                                1,200               117,277
Net proceeds from issuance of convertible debentures                                   607,342                     -
Net proceeds from issuance of common stock                                           1,188,971                     -
Issuance of common stock upon conversion of debentures                               2,919,806                     -
Decrease in debentures upon conversion                                             (2,919,806)                     -
                                                                             ------------------     -----------------

                                                                                     1,797,513               117,277
                                                                             ------------------     -----------------

NET INCREASE (DECREASE) IN CASH                                                    (1,025,136)           (3,237,814)

CASH BALANCE, BEGINNING OF  PERIOD                                                   2,382,875             3,545,477
                                                                             ------------------     -----------------
                                                                             ------------------     -----------------

CASH BALANCE, END OF PERIOD                                                         $1,357,739           $   307,663
                                                                             ------------------     -----------------
                                                                             ------------------     -----------------






            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                December 31, 1997

(1) Operations and Basis of Presentation
    ------------------------------------
Media Logic, Inc. (the "Company") designs and manufactures tape-based data storage libraries targeted at the information needs of small to mid-sized businesses. The Company also supplies evaluation equipment for flexible computer disks and tape, and manufactures and sells industrial duplication equipment for high volume and high reliability applications.

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

(2) Restatement of Financial Information
    ------------------------------------
The Company has restated its consolidated condensed financial statements for the unaudited quarter ended December 31, 1997, because subsequent to the issuance of the Company's financial statements for the quarter ended December 31, 1997 certain products sold by the Company were returned. The restatement reflects the reversal of certain product sales recorded in the third quarter, consisting primarily of initial production tape library units which, despite efforts by the Company to remedy customers' concerns regarding problems with the units, payment was not received and the product was subsequently returned. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded.

A summary of the impact of such restatement on the financial statements for the unaudited three and nine month periods ended December 31, 1997 is as follows:


                                                    Three Months Ended                          Nine Months Ended
                                                     December 31, 1997                          December 31, 1997

                                             Previously            As Restated            Previously           As Restated
                                              Reported                                     Reported
                                         -------------------    -------------------    ------------------    -----------------

Net Sales                                        $  450,749             $  200,749           $ 1,218,375          $   968,375
Cost of products sold                               261,818                136,818               753,110              628,110
Loss from operations                              (735,103)              (860,103)           (2,419,945)          (2,544,945)
Net Loss                                          (950,117)            (1,075,117)           (3,048,747)          (3,173,747)
Basic and diluted loss per share                    $(0.11)                $(0.13)               $(0.42)              $(0.44)
Accounts receivable                                                                              382,259              132,259
Inventory                                                                                      3,772,088            3,897,088
Total assets                                                                                 $ 7,317,509          $ 7,192,509

(3) Inventories

                                                         December 31, 1997                 March 31, 1997
                                                 Previously            As Restated
                                                   Reported

Raw materials                                 $   1,873,399          $   1,873,399          $  1,808,917
Work in process                                     160,082                160,082               168,762
Finished goods                                    1,738,607              1,863,607             1,585,803
                                              -------------              ---------             ---------
                                              $   3,772,088          $   3,897,088          $  3,563,482
                                              -------------          -------------          ------------


(4) Loss per Share
    --------------
Net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were not considered in the determination of net loss per share as their inclusion would be anti-dilutive.

(5) Convertible Debentures
    ----------------------
On March 24, 1997, the Company issued 7% convertible subordinated debentures (the "Debentures") with gross proceeds of $3,530,000. Each debenture has a face amount of $10,000 and bears interest at 7% per annum. Interest is payable upon conversion or redemption of the Debentures and is payable in either cash or shares of common stock at the average market price of common stock over the five days preceding the conversion dates, at the option of the Company.

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

(6) Common Stock
    ------------
On December 29, 1997, the Company sold 1,700,000 shares of common stock (the "December Private Placement") with gross proceeds of $1,530,000. Costs associated with this financing of approximately $340,000 were charged to additional paid-in capital. In connection with the December Private Placement, the Company issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share and warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.50 per share. The Company is also obligated to issue warrants to purchase an aggregate of 500,000 shares of common stock at an exercise price of $2.00 per share to the placement agents for the December Private Placement.

Management's Discussion and Analysis of Financial Condition and Results of Operations Three and Nine Months Ended December 31, 1997 Compared to Three and Nine Months Ended December 31, 1996

The Company has restated its consolidated condensed financial statements for the unaudited quarter ended December 31, 1997, because subsequent to the issuance of the Company's financial statements for the quarter ended December 31, 1997 certain products sold by the Company were returned. The restatement reflects the reversal of certain product sales recorded in the third quarter, consisting primarily of initial production tape library units which, despite efforts by the Company to remedy customers' concerns regarding problems with the units, payment was not received and the product was subsequently returned. In the opinion of management, all material adjustments necessary to correct the financial statements have been recorded. The discussion below reflects such changes.

Results of operations
---------------------

Sales:
------

Sales for the three and nine month periods ended December 31, 1997 were $200,749 and $968,375 as compared with $897,376 and $2,972,809 for the three and nine month periods ended December 31, 1996, representing sales decreases from the three and nine month periods ended December 31, 1996 of 77.6% and 67.4%, respectively. Demand for the Company's traditional products continues to decline, while sales of the Company's Automated Data Library ("ADL") line have not been sufficient to offset this decline.

The Company is primarily focused on the sale of its ADL products. The Company is also continuing to pursue its traditional product lines, which includes not only the sale of new certification, test and duplication equipment but also upgrades, spare parts and maintenance for previously sold units.

Gross Profit:
-------------
Gross profit for the three and nine months ended December 31, 1997 was $63,931 (31.8%) and $340,265 (35.1%) as compared with $157,841 (17.6%) and $955,749
(32.1%) for the three and nine months ended December 31, 1996.

Expenses:
---------
Selling, general and administrative ("SG&A") expenses for the three and nine months ended December 31, 1997 were $644,210 (320.9% of sales) and $1,926,134 (198.9% of sales) as compared with $883,465 (98.4% of sales) and $2,820,786
(94.9% of sales) for the three and nine months ended December 31, 1996. The Company's total SG&A expenses have been significantly reduced by the Company's consolidation of all ADL operations in Plainville, MA.

Research and development ("R&D") expenses for the three and nine month periods ended December 31, 1997 were $279,824 (139.4% of sales) and $959,076 (99.0% of sales) as compared to $463,436 (51.6% of sales) and $1,316,292
(44.3% of sales) for the three and nine month periods ended December 31, 1996. All of the Company's R&D expenses for the three and nine months ended December 31, 1997 were related to the development of the ADL product line. During the quarter ended September 30, 1997, all R&D operations were consolidated in Plainville, resulting in a decline in R&D expenses.

Interest expense-convertible debentures, a non-cash item, represents the amortization of assigned deferred costs in accordance with generally accepted accounting principles in conjunction with the issuance of the Company's 7% Convertible Subordinated Debentures and 7% Convertible Debentures. See Note 5 of Notes to Consolidated Condensed Financial Statements.

Liquidity and Capital Resources:
--------------------------------
At December 31, 1997, the Company had working capital of $4.7 million compared to $5.4 million at March 31, 1997. The current ratio was 8.3 to 1 as of December 31, 1997 and 4.8 to 1 as of March 31, 1997. The decrease in working capital is principally due to significant operating losses and funding of the development and introduction to the marketplace of the ADL family of products.

On March 24, 1997, the Company issued $3,530,000 aggregate principal amount of 7% Convertible Subordinated Debentures (the "Debentures") in a private placement exempt from registration under Regulation D under the Securities Act of 1933, as amended, (the "Securities Act"). The Debentures mature on March 24, 2000 and are convertible into the Company's common stock prior to that date at the option of the holder. In connection with the Company's private placement of common stock in December 1997, all of the remaining holders of the Debentures and the Company agreed to set a fixed conversion price for the Debentures of $.90 per share of common stock until January 28, 1998 and thereafter at the lower of (i) $2.805, which amount is 120% of the average closing bid price of the common stock as calculated over the five trading-day period ending on March 21, 1997 and (ii) 80% of the average closing bid price of the common stock as calculated over the five trading-day period immediately preceding the date of conversion, subject to a $.90 per share minimum conversion price. In connection with the issuance of the Debentures, the Company issued warrants to purchase 1,550,870 shares of common stock at an exercise price of $3.00 per share and warrants to purchase 200,000 shares of common stock at $2.00 per share. During the quarter ended September 30, 1997, Debentures aggregating $1,770,000, plus accrued interest, were converted into 1,341,788 shares of the Company's common stock. During the quarter ended December 31, 1997, Debentures aggregating $1,060,000, plus accrued interest, were converted into 890,363 shares of the Company's common stock. Subsequent to December 31, 1997, Debentures aggregating $700,000, plus accrued interest, were converted into 807,416 shares of the Company's common stock. All of these Debentures have now been converted.

On October 29, 1997, the Company issued $750,000 aggregate principal amount of 7% Convertible Debentures (the "October Debentures") in a private placement exempt from registration under Regulation D under the Securities Act, with gross proceeds of $750,000. The October Debentures mature on October 29, 2000 and are convertible into the Company's common stock prior to that date at the option of the holder at a conversion price equal to $.90 per share until January 28, 1998 and thereafter equal to the lower of (i) 80% of the average closing bid price for the common stock for the five days prior to the conversion date, and (ii) $1.95 per share, subject to a $.90 minimum conversion price. In connection with the issuance of the October Debentures, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $2.00 per share.

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

Uncertainties
-------------
The discussion in this report which express "belief", "anticipation", "plans", "expectation", "future" or "intention" as well as other statements which are not historical fact are forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and involve a number of risks and uncertainties. The Company's actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause future results to differ materially from such expectations include, but are not limited to: the uncertainty surrounding the Company's change in product base from floppy disk/magnetic tape certifiers and evaluators to automated data libraries: the Company's limited experience in manufacturing, marketing and selling automated data libraries and the risk that the Company's new products may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; the loss of the services of one or more of the Company's key individuals, which could have a material adverse impact on the Company; the development of competing or superior technologies and products from competitors, many of whom have substantially greater financial, technical and other resources than the Company; the cyclical nature of the computer industry; the availability of additional capital to fund continued operations on acceptable terms, if at all; and, general economic conditions in both the United States and overseas markets. As a result, the Company's future operations involve a high degree of risk.

PART II.  OTHER INFORMATION
---------------------------

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

               On October 29, 1997, the Company sold $750,000 aggregate principal amount of 7% Convertible Debentures (the "October Debentures") to an accredited investor, F.T.S. Worldwide Corporation ("FTS"), in a private placement (the "October Financing") exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1993, as amended (the "Securities Act") for gross proceeds of $750,000. The principal amount of the October Debentures is convertible into shares of the Company's common stock based on a predetermined formula. The price at which the October Debentures will convert will be $.90 per share until January 28, 1998 and thereafter will be the lower of (i) $1.95, and (ii) 80% of the average closing bid price of the common stock as calculated over the five trading- day period immediately preceding the date of conversion, subject to a $.90 per share minimum conversion price. The October Debentures bear interest at a rate of 7% per year. Interest is payable only upon conversion of the October Debentures and, at the Company's option, is payable either in cash or in shares of the Company's common stock based on the average closing sale price of the common stock as calculated over the five trading-day period ending on the trading day immediately preceding the date of conversion. In connection with the October Financing, the Company issued warrants to purchase 500,000 shares of common stock which are exercisable at any time during the period commencing January 26, 1998 and ending January 25, 2003 at an exercise price of $2.00 per share.

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

                                               MEDIA LOGIC, INC.

Date:  June 26, 1998                           /s/ John T. Loughran
       -------------                           -------------------------
                                               John T. Loughran
                                               Principal Accounting Officer