Form 10-K
period 1997-03-31
MEDIA LOGIC INC
filed 1998-06-29
CIK 815185

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

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER 1-9605
                            ------------------------

                               MEDIA LOGIC, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

            MASSACHUSETTS                               04-2772354
   (STATE OF OR OTHER JURISDICTION                   (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

   310 SOUTH STREET, PLAINVILLE, MA                       02762
   (ADDRESS OF PRINCIPAL EXECUTIVE                      (ZIP CODE)
               OFFICES)

                            ------------------------

                                 (508) 695-2006
              (Registrant's telephone number, including area code)
                            ------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                         WHICH REGISTERED
--------------------------------------    --------------------------------------
          Common Stock, $.01                     American Stock Exchange
         par value per share

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On June 25, 1998, there were outstanding 8,203,610 shares of Common Stock held by nonaffiliates (without admitting that any person whose shares are not included are affiliates) with an aggregate market value of $8,716,336 (based on the closing price of $1.0625 per share on the American Stock Exchange).

    As of June 25, 1998, there were issued and outstanding 13,333,409 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               MEDIA LOGIC, INC.

                                   FORM 10-K

                                 TABLE CONTENTS

   ITEM                                                                                                               PAGE
   -----                                                                                                              -----
                                                            PART I

        1.   Description of Business.............................................................................           3
        2.   Properties..........................................................................................           9
        3.   Legal Proceedings...................................................................................           9
        4.   Submission of Matters to a Vote of Security Holders.................................................          10

                                                           PART II

        5.   Market for the Registrant's Common Equity Securities and Related Stockholder Matters................          11
        6.   Selected Financial Data.............................................................................          11
        7.   Management's Discussion and Analysis of Financial Condition and Results of Operation................          12
        8.   Consolidated Financial Statements and Supplementary Data............................................          18
        9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................          18

                                                           PART III

       10.   Directors and Executive Officers of the Registrant..................................................          19
       11.   Executive Compensation..............................................................................          19
       12.   Security Ownership of Certain Beneficial Owners and Management......................................          19
       13.   Certain Relationships and Related Transactions......................................................          19

                                                           PART IV

       14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................          20

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

    The Company's data storage libraries were developed by MediaLogic ADL Inc. ("ADL"), a subsidiary of the Company which was established in 1994 to develop, market and sell automated data storage libraries. In fiscal year 1996, ADL introduced automated tape libraries in 4mm and 8mm tape technologies and introduced during fiscal 1998 automated tape libraries with digital linear tape ("DLT") technology. Tape drives from a number of manufacturers are supported by the libraries, as are system management and software configurations from a variety of vendors. In fiscal 1996, the Company sold only pre-production units, and began delivering initial production units of 4mm and 8mm tape libraries in fiscal 1997 and of DLT tape libraries in fiscal 1998. The operations of ADL were consolidated in Plainville, MA during the second quarter of fiscal year 1998. Potential customers for the Company's line of automated tape libraries are data dependent companies in all types of businesses.

    The certification, test and duplication product line, representing the Company's historical products, is not expected to be the basis for the majority of the Company's future business. This product line includes: (i) certifiers which are used by computer disk manufacturers to test each disk as it is manufactured and to sort disks into three industry established quality categories, (ii) tape certification and evaluation equipment used by manufacturers and suppliers of magnetic tapes, to evaluate and qualify the quality of the tapes, and (iii) floppy disk duplication equipment utilizing industrial disk drives which have been developed by the Company for use by software publishers and duplicators.

    The discussion in this report which express "belief", "anticipation", "plans", "expectation", "future" or "intention", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and involve a number of risks and uncertainties. The Company's actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause future results to differ materially from such expectations include, but are not limited to, the uncertainty surrounding the Company's change in product base from floppy disk/magnetic tape certifiers and evaluators to automated data libraries; the Company's limited experience in manufacturing, marketing and selling automated data libraries and the risk that the Company's new products may not be able to be marketed at acceptable prices or receive commercial acceptance in the markets that the Company expects to target; the loss of the services of one or more of the Company's key executives, which could have a material adverse impact on the Company; the development of competing or superior technologies and products by competitors, many of whom have substantially greater financial, technical and other resources than the Company; the cyclical nature of the computer industry; the availability of additional capital to fund expansion on acceptable terms, if at all; general economic conditions in both the United States and overseas markets, and other risks and uncertainties described in this report and in this Item 1 -- Description of Business and in
Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations in particular. As a result, the Company's future operations involve a high degree of risk.

INDUSTRY BACKGROUND

    DATA STORAGE

    The company believes that the rapidly growing availability of huge amounts of data, and the need to readily access that data, has accelerated the demand for reliable and economical data storage capabilities. The expanding role of networks, access to data from the Internet, and the explosion of graphics and imaging applications require ever greater data storage capabilities. With the loss of information being potentially devastating, participants in data dependent businesses have determined that it has become essential to have an automated system for data backup, archival storage and retrieval. The Company's line of automated tape libraries is designed to meet this requirement.

    Libraries can differ substantially in features, capacity and price. The Company's libraries target the low-end to mid-range of the market for libraries. The Company believes that the unique architecture of its libraries provides a competitive advantage in reliability and functionality. The Company plans to leverage these competitive advantages to continue to build its position in the low-end to mid-range of the rapidly growing data storage market.

    Competition in the data storage market, including the automated tape library market, is intense, with a large number of companies in these markets. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than the Company. An increase in competition could result in price reductions and loss of market share. Such competition and any resulting reduction in gross margins could have a material adverse effect on the Company's business, financial condition and results of operations.

    CERTIFICATION, TEST AND DUPLICATION EQUIPMENT

    The sale of certification, test and duplication equipment has historically been the source of the majority of the Company's revenue. During the early 1990's, significant disk production capacity was added throughout the world, particularly in the lower labor rate markets of Southeast Asia and China. The capacity added during the early 1990's has been substantially sufficient to meet requirements. This, along with the fact that price competition among disk manufacturers has driven prices down, substantially reducing margins, has minimized purchases of additional equipment by existing manufacturers and discouraged new manufacturers. Also, some disk manufacturers have discontinued the certification process, choosing instead to sell their disks as low quality into the retail market. Demand for disks has been restricted by alternative forms of computer media which have become available. CD-ROM has gained general acceptance as more personal computers are equipped with CD-ROM drives. Many software programs and games which once were delivered on multiple floppy disks now come on a single CD-ROM. Other computer media currently available include floptical disk, which combines optical tracking and magnetic storage, the Mini Disk, a two inch disk offered by Sony Corporation, the flash memory card or PCMCIA card, and higher density floppy disks with dramatically increased storage capabilities. All these media require specialized drives for their operation. Removable hard drives with large storage capacity are also available. As a result, the Company has experienced a decline in the market for certification equipment.

    The market for test and evaluation equipment for magnetic tape is primarily manufacturers of tape and their major customers. The Company had been a leading supplier of such equipment but, as in the case of certification equipment, the Company has also experienced a decline in the market for test and evaluation equipment.

    While there are several major companies leading the market for duplication of floppy disks, there are hundreds of smaller companies which have more limited duplication requirements. The Company provided a solution to the major duplicators with its AccuCopy line of industrial duplicators which incorporated the Company's AccuCopy industrial drives. The Company also provided a single spindle duplicator to those customers whose requirements are less. The Company has experienced a significant decline in the demand for its duplication equipment.

BUSINESS STRATEGY

    The Company's business strategy is to devote substantially all of its resources to the development, marketing and sale of its line of automated tape libraries. The Company will continue to support its historical product lines of certifiers, evaluators and duplicators, on a limited basis, but will no longer continue to actively pursue all sales opportunities for new equipment, spare parts and service of its historical product lines that become available.

    AUTOMATED TAPE LIBRARIES

    All research and development activities are conducted and overseen by the Company's Engineering Department, which was established and staffed in fiscal 1996, and the operations of which were fully consolidated in Plainville, MA during fiscal 1998. The establishment of an in-house research and development capability has enabled the Company to reduce its reliance on outside engineering consultants, giving the Company more immediate control over the direction, cost, and schedule of product design activities.

    The Company believes that the most effective allocation of its resources requires that the manufacture of the automated tape libraries be done by a third party. A strategic alliance has been formed with a third party manufacturer for the production of the tape libraries. PAGG Corporation, an ISO 9002 certified manufacturer located in Milford, Massachusetts is currently manufacturing automated tape libraries for the Company.

    The Company continues to develop a sales staff dedicated to the tape library product line, with the intent of distributing the product via indirect channels.

    CERTIFIERS, EVALUATORS AND DUPLICATORS

    Opportunities for sales are limited in the Company's traditional markets. Significant competition, market saturation and decline in demand have led to substantial revenue decreases in the Company's traditional product lines. Consequently, the Company will continue to support owners of its equipment with spare parts and service on a limited basis, but will no longer actively pursue all sales opportunities for its traditional product lines.

PRODUCTS

    AUTOMATED TAPE LIBRARIES

    The Company's line of automated tape libraries includes libraries based on 4mm and 8mm tape technology. The Company introduced a prototype library based on DLT tape technology during fiscal year 1998. The Company is currently focusing its resources on 8mm ALT tape technology. Each library developed by Media Logic capitalizes on the design of its predecessor libraries, shortening the development cycle and increasing reliability. The Company believes that its Scalable Data Library System ("SDLS") includes unique design innovations for automated tape libraries compared with competitive products.

    Potential customers for the Company's line of automated tape libraries are data dependent companies in all types of business. In fiscal 1996, the Company sold only pre-production units, and began delivering initial production units of 4mm and 8mm tape libraries in fiscal 1997 and DLT tape libraries in fiscal 1998.

    Features of Media Logic's automated tape libraries include:

    - Combined drives and loader mechanisms with hot swap functionality, resulting in maximum up-time with minimum disruptions;

    - Dedicated Loader Mechanism ("DLM") for each drive, which means there is no single point of failure in the robotics and delivers the fastest data availability in the industry, which translates to a minimum delay in retrieving old data;

    - Media, Merge and Migration ("M3") System for consolidation and standardization of data, meaning lower cost of ownership to ease migration of strategic data stored on legacy media formats;

    - SDLS for easy enhancement to add capacity and improve performance, which guarantees a protection of investment and the ability to respond to changes in requirements; and,

    - Innovative design that offers maximum capacity combined with a minimum footprint, resulting in the highest storage density in the industry at 388MB per cubic inch.

    4mm libraries can be configured with from one to six tape drives and with DataPaks holding up to 65 cartridges, with storage capacity of up to 1.6 terabytes (TB). 8mm libraries can be configured with from one to six tape drives and with DataPaks holding up to 52 cartridges, with storage capacity of up to
2.6 TB. The DLT library introduced during fiscal 1998 can be configured with up to five tape drives and with DataPaks holding up to 32 cartridges, with storage capacity of up to 2.2 TB. In fiscal 1996, the Company sold only pre-production units, and began delivering initial production units in fiscal 1997 and 1998.

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

    The computer industry is highly cyclical and has historically experienced periodic downturns. The cyclical nature of the computer industry is beyond the control of the Company. As an example, the Company experienced a substantial reduction in demand for its historical product lines. A similar decrease in demand for the Company's automated tape libraries could have a material adverse effect on its business and products.

    DISK CERTIFIERS

    Media Logic manufactured semi-automatic and automatic disk certifiers used by computer disk manufacturers to test each disk as it comes off a production line. The certifiers were designed to run 24 hours a day, seven days a week. Certifiers perform a series of tests on each disk, sorting newly manufactured disks into one of the three categories based on quality standards established by the American National Standards Institute.

    DISK EVALUATORS

    The ML5000 is a disk evaluator for blank disks. It is widely used by both manufacturers and users of disks. This desktop unit is designed for engineers to provide quality assurance by testing selected samples of computer disks for a variety of performance and manufacturing characteristics. Typical customers included disk manufacturers, software publishers, duplication houses and government agencies.

    TAPE CERTIFIERS AND EVALUATORS

    The ML4500B is a tape test system designed for maximum flexibility through the use of plug-in modules for the various types of tapes to be tested. The user can add test capabilities to the ML4500B at any time by purchasing additional plug-in modules. Customers included tape manufacturers and users of large amounts of tape.

    DUPLICATORS

    The Company manufactured and sold a line of AccuCopy duplicators incorporating the Company's proprietary AccuCopy industrial disk drive. Principal customers for AccuCopy duplicators included disk manufacturers, who are increasingly providing disk formatting and duplication services to maximize the prices they can change for their disks, and major software duplicators.

SALES AND MARKETING

    AUTOMATED TAPE LIBRARIES

    The Company sells its automated tape libraries through multiple channels including value added resellers ("VARs"), system integrators, distributors and original equipment manufacturers ("OEMs"). The Company's sales and marketing efforts were reorganized at the end of fiscal 1998. A new Vice President of North American Sales was named, and the positions of Vice President of International Sales, headquartered in the United Kingdom and Vice President of Marketing were created.

    CERTIFIERS, EVALUATORS AND DUPLICATORS

    Currently all the Company's sales of certifiers, evaluators and duplicators are generated by the Company's internal sales group, located at its home office in Plainville, MA.

    The Company provides technical support services to customers throughout the world from its headquarters in Plainville, Massachusetts. Field service personnel staff a technical hotline and coordinate service requirements. In addition, repair and refurbishment services are provided, on a limited basis, through the Field Service Department.

    Approximately 64% of the Company's fiscal 1998 sales were to customers located outside the United States and, therefore, the Company is subject to risks common to foreign activities including government regulations, political and economic instabilities, trade barriers and transaction risks. All of the Company's sales are transacted in U.S. dollars eliminating significant currency risk to the Company. In some cases, international shipments are covered by letters of credit.

    In fiscal 1998, two individual customers each accounted for 10% or more of the Company's sales. Because of the non-recurring nature of the Company's largest orders, the identify of its major customers changes from year to year. Therefore, the Company does not believe that it is dependent on sales to any one customer. The Company does anticipate that, in the future, as it concentrates solely on its automated tape library products, there will be a number of large distributors which could account for more than 10% of Media Logic's revenues on a recurring basis.

BACKLOG

    At June 15, 1998, the Company's backlog was approximately $315,000, compared to approximately $262,000 at May 30, 1997. All of the orders included in the Company's backlog were requested to be filled and completed within six months and are, subject to possible customer cancellation, expected to be filled in that time frame. The Company does not believe its backlog is an accurate prediction of its annual or quarterly revenues.

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

RESEARCH AND PRODUCT DEVELOPMENT

    The Company has focused its research and development efforts exclusively on its line of automated tape libraries. Expenditures for research and development of this product line in fiscal 1998 were $1,423,804, compared with $1,571,404 in fiscal 1997 and $3,374,685 in fiscal 1996. During fiscal 1998, the Company continued to expand an in-house Engineering Department established during fiscal 1996 which is responsible for all future research and development activities. During fiscal 1998, all engineering operations were consolidated in the Company's headquarters in Plainville, MA. A substantial portion of the research and development expenditures in fiscal 1996 were made pursuant to a contract with an engineering consulting firm which expired during fiscal 1996 and was not renewed. All work product generated pursuant to the contract is the property of the Company.

    The Company made no expenditures on research and development activities related to the certification, evaluation and duplication products in fiscal 1998 compared to $236,741 in fiscal 1997 and $651,768 in fiscal 1996. All current research and development activities are focused on the Company's tape library systems.

    As of March 31, 1998, the Company employed 11 engineers, designers and technicians, including software, mechanical and electrical engineers, all of whom were assigned to automated tape libraries. The Company, under the supervision of the recently created position of the Vice President of Operations, expects to add engineers to its staff, supplemented, where necessary, by outside consultants, during fiscal 1999 as it continues to undertake research and development activities related to its automated tape libraries. The Company continues to seek out new products and new applications for its current products.

MANUFACTURING

    The Company's line of automated tape libraries is manufactured by PAGG Manufacturing Company of Milford, Massachusetts. The Company believes that PAGG has the technical and manufacturing experience and capacity to meet the Company's requirements for the foreseeable future. The Company believes that there are many manufacturers qualified to build the line of automated tape libraries should the Company seek alternative manufacturing sources.

COMPETITION

    Each of the markets in which the Company participates is highly competitive. In each market, the Company's current and prospective competitors have greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any which are being developed by the Company and which could render certain of the Company's technology obsolete.

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

EMPLOYEES

    The Company had 28 employees on March 31, 1998, of whom 26 were located in Plainville, Massachusetts and 2 were located in regional sales offices in California and Illinois. Of the total employees, 11 are engaged in research and development, 5 in sales and marketing, 2 in finance, 3 in administration and 7 in operations. The Company's employees are not represented under any collective bargaining agreement. The Company believes that its employee relations are good. In June 1998, the Company added a Vice President of International Sales, headquartered in London, England, to its sales and marketing staff.

ITEM 2. PROPERTIES

    The Company leases its headquarters in Plainville, Massachusetts from a realty trust, the beneficiaries of which are David R. Lennox, the former Chairman of the Company, and Klaus J. Peter, a former director and former Senior Vice President of the Company. The facility has a total of 18,000 square feet. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    On or about January 16, 1996, the Company and its subsidiary MediaLogic ADL, Inc. (collectively, "Media Logic"), commenced an action in the Superior Court of the Commonwealth of Massachusetts against Christian P. Marlowe and Marlowe Engineering Company (collectively, "Marlowe") seeking (a) a declaration of the rights of Media Logic under certain technology transfer and consulting agreements, and (b) damages for Marlowe's breach of those agreements. On June 5, 1996, Marlowe answered the complaint and counterclaimed, asserting claims for breach of contract, misrepresentation, promissory estoppel, violation of the implied covenant of good faith and fair dealing, M.G.L. c.93A, and declaratory judgment. On June 11, 1996, Marlowe amended the counterclaim to include a defamation count relating to a press release issued by Media Logic concerning the litigation. In August 1996, Media Logic moved to dismiss the counterclaims. The Court denied Media Logic's motion in November 1996. Currently, the parties are engaged in pre-trial discovery.

    In March 1998, Spiesel Kitchen Vosik, the Company's former advertising agency, filed a complaint in Boston Municipal Court claiming trade debt owed in the amount of $35,000. The Company disputes the claim and intends to vigorously oppose the complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    The Company's Common Stock is traded on the American Stock Exchange under the symbol "TST". The Company does not fully satisfy all of the American Stock Exchange guidelines for continued listing and there is no assurance listing will be continued. The following table sets forth high and low closing sale prices of the Common Stock on the American Stock Exchange during the periods indicated below:

                                                                                HIGH        LOW
                                                                                PRICE      PRICE
                                                                              ---------  ---------
FISCAL 1997
  First Quarter.............................................................  $   10.13  $    4.31
  Second Quarter............................................................       7.06       4.44
  Third Quarter.............................................................       5.56       2.69
  Fourth Quarter............................................................       3.88       2.00

FISCAL 1998
  First Quarter.............................................................  $    3.50  $    1.94
  Second Quarter............................................................       2.63       1.50
  Third Quarter.............................................................       2.00       1.13
  Fourth Quarter............................................................       1.69       1.13

    Market prices for securities of technology companies have been volatile. The market price for the Company's Common Stock has fluctuated significantly since public trading began in 1987, and it is likely that the market price will continue to fluctuate in the future. Quarterly fluctuations in operating results, announcements by the Company or the Company's present or potential competitors, technological innovations or new commercial products or services, developments or disputes concerning patent or property rights and other events or factors may have a significant impact on the Company's business and on the market price of the Common Stock.

    As of June 25, 1998, there were 273 shareholders of record. The Company believes that there are in excess of 3,000 beneficial owners of the Company's Common Stock.

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

                                                                              YEAR ENDED MARCH 31,
                                                             ------------------------------------------------------
                                                               1994        1995       1996       1997       1998
                                                             ---------  ----------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..................................................  $  15,489  $    5,836  $   3,578  $   3,644  $   1,371
Cost of sales..............................................      6,727       5,521      2,801      2,446        995
                                                             ---------  ----------  ---------  ---------  ---------
  Gross profit.............................................      8,762         315        777      1,198        376
Operating expenses:
Selling, general and administrative........................      5,462       5,503      4,651      3,596      2,838
Research and development...................................      1,712       3,951      4,026      1,808      1,424
                                                             ---------  ----------  ---------  ---------  ---------
  Income (loss) from operations............................      1,588      (9,139)    (7,900)    (4,206)    (3,886)
Settlement costs...........................................       (676)     (2,230)       (30)    --         --
Other income (expense).....................................        264         220        111         84         30
Interest expense--convertible debentures...................     --          --         --         --            757
                                                             ---------  ----------  ---------  ---------  ---------
  Income (loss) before provision (benefit) for income
    taxes..................................................      1,176     (11,149)    (7,819)    (4,122)    (4,613)
Provision (benefit) for income taxes.......................        446      (1,168)    --         --         --
                                                             ---------  ----------  ---------  ---------  ---------
  Net income (loss)........................................  $     730  $   (9,981) $  (7,819) $  (4,122) $  (4,613)
                                                             ---------  ----------  ---------  ---------  ---------
                                                             ---------  ----------  ---------  ---------  ---------
Net income (loss) per share:
  Basic....................................................      $0.17      $(2.01)    $(1.40)    $(0.66)    $(0.57)
  Diluted..................................................      $0.15      $(2.01)    $(1.40)    $(0.66)    $(0.57)
                                                             ---------  ----------  ---------  ---------  ---------
                                                             ---------  ----------  ---------  ---------  ---------
Weight Average number of common and common equivalent
  shares outstanding:
  Basic....................................................      4,422       4,968      5,585      6,271      8,149
  Diluted..................................................      4,975       4,968      5,585      6,271      8,149


                                                                                   MARCH 31,
                                                             ------------------------------------------------------
                                                               1994        1995       1996       1997       1998
                                                             ---------  ----------  ---------  ---------  ---------
BALANCE SHEET DATA:
  Working capital..........................................  $  18,783  $    8,473  $   6,163  $   5,360  $   3,397
  Total assets.............................................     22,705      11,104      7,965      8,973      4,796
  Long-term debt, less current portion.....................     --          --         --          3,267        348
  Stockholders, equity.....................................     19,720       9,767      7,016      4,305      3,491

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

    Prior to fiscal 1994, the Company was principally engaged in the development, manufacture and sale of test equipment for computer media, primarily floppy disks and tape. Beginning in fiscal 1994, the Company developed and brought to market a heavy duty industrial disk drive and floppy disk duplication equipment which incorporated the drives. Together, these products constituted what is now considered to be the Company's traditional business. The market for these traditional products has been negatively impacted in recent years by a number of factors including but not limited to:

    - competition among disk manufacturers, the principal customer for the Company's certification equipment, which led to lower disk prices. Manufacturers had less money to spend on additional capital equipment and the low margins made the business unattractive to potential new entrants;

    - the wide spread acceptance of CD-ROM as an effective medium for the delivery of software negatively impacted the demand for higher quality disks; and,

    - the closing of the Chinese market, eliminating the Company's largest market for new equipment and providing a source of used equipment to be sold in non-Chinese markets in competition with the Company's new equipment.

    The company recognized the declining nature of its traditional markets and in fiscal 1995 established a subsidiary company, MediaLogic ADL, Inc., to develop, market and sell automated tape libraries into the data storage market. The Company believes that the market for automated tape libraries is large and growing and that the line of libraries which has been developed by the Company meets the data storage and retrieval requirements of a large range of customers. The Company's resources are now, and will continue to be, devoted to the development and marketing of this product line. The Company first commenced sales of its initial production units of tape library products, other than evaluation units, of 4mm and 8mm tape libraries in fiscal year 1997 and of DLT tape libraries in fiscal year 1998, and therefore has limited experience in selling its tape library products. While in fiscal year 1998 the Company still derived most of its revenues from sales of its certifiers, evaluators and duplicators for floppy disks and tape, the Company has shifted its focus to its automated tape libraries for the data storage market. The Company expects to derive a substantial majority of its total revenue and net income from sales of its tape library products in the future.

    The Company's success depends to a significant extent on the performance of its senior management. The Company has recently experienced turnover in certain of its senior management positions. Competition for highly skilled employees with technical, management and other specialized training is intense in the computer industry. The failure to retain the services of key personnel or to attract additional qualified employees may have a significant impact on the Company's business.

    The Company restated its consolidated condensed financial statements for the unaudited quarter ended December 31, 1997, in June 1998, because subsequent to the issuance of the Company's financial statements for the aforementioned quarter, certain products sold by the Company were returned. The restatement reflects the reversal of certain product sales recorded in the third quarter, consisting primarily of initial production tape library units, for which, despite efforts by the Company to remedy customers' concerns regarding problems with the units, payment was not received and the product was subsequently returned. The restatement reduced revenue, increased net loss and net loss per share for the third quarter and nine months ended December 31, 1997 by $250,000, $125,000 and $0.02, respectively.

RESULTS OF OPERATIONS

    The following table sets forth, for the indicated periods, certain data as percentages of the Company's net sales:

                                                                      YEAR ENDED MARCH 31,
                                                                 -------------------------------
                                                                   1996       1997       1998
                                                                 ---------  ---------  ---------
Net sales......................................................      100.0%     100.0%     100.0%
Cost of goods sold.............................................       78.3       67.1       72.6
                                                                 ---------  ---------  ---------
  Gross profit.................................................       21.7       32.9       27.4
Selling, general and administrative expenses...................      130.0       98.7      207.0
Research and development expenses..............................      112.5       49.6      103.9
                                                                 ---------  ---------  ---------
  Income (loss) from operations................................     (220.8)    (115.4)    (283.5)
Settlement costs...............................................       (0.8)       0.0        0.0
Other Income...................................................        3.1        2.3        2.2
Interest expense--convertible debentures.......................        0.0        0.0      (55.2%)
                                                                 ---------  ---------  ---------
  Net income (loss)............................................     (218.5%)    (113.1%)    (336.5%)
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

    Sales for the year ended March 31, 1998 decreased 62.4% compared to fiscal 1997. The reduction in revenue reflects the continuing decline in the demand for the Company's traditional products, while increasing sales of automated tape libraries have not been sufficient to offset the decline. The Company expects sales of its automated tape libraries to constitute the major portion of revenues in fiscal 1999.

    International revenues decreased by $1,798,273 to $876,251 in fiscal 1998 from $2,674,524 in fiscal 1997. The decrease is primarily due to the continuing decline in the demand for the Company's traditional product line, which historically have always been sold internationally. The following table summarizes sales by geographic region:

SALES BY GEOGRAPHIC REGION

                                                      FISCAL 1998   FISCAL 1997   FISCAL 1996
                                                      ------------  ------------  ------------
Domestic............................................  $    494,418  $    969,954  $    941,972
Europe..............................................       182,918       489,822       272,617
Far East............................................       636,050     1,234,700     1,595,396
Other...............................................        57,283       950,002       768,251
                                                      ------------  ------------  ------------
                                                      $  1,370,669  $  3,644,478  $  3,578,236
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    Total costs and expenses were $5,256,544 (383.5% of revenue) in fiscal 1998 as compared to $7,850,653 (215.4% of revenue) in fiscal 1997. The principal reason for this increase in percentage is the substantial decrease in revenues during fiscal 1998. Actual expenses decreased during fiscal 1998. During fiscal 1998, all operations of Media Logic ADL, formerly maintained in Boulder, CO, were relocated to the Company's headquarters in Plainville, MA. There were 28 employees as of March 31, 1998, 26 stationed in Plainville and 2 staffing regional sales offices in California and Illinois, compared to 36 employees on March 31, 1997, of whom 29 were located in Plainville and 7 at Media Logic ADL in Boulder, CO.

    Gross margin declined to 27.4% in fiscal 1998 compared to 32.9% in fiscal 1997, primarily due to the continuing decrease in demand for the Company's traditional products resulting in significant downward pricing pressures and reduced margins. Future gross margins will be impacted by the ability of the

Company to implement additional cost controls and the mix of product sales anticipating an increase in revenue from tape libraries.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A)

    Selling, general and administrative expenses decreased by $758,394 or 21.1% from fiscal 1997. The Company's total S,G&A expenses have been significantly reduced by the Company's consolidation of all ADL operations in Plainville, MA.

RESEARCH AND DEVELOPMENT

    Research and development expenses decreased to $1,423,804 in fiscal 1998 from $1,808,145 in fiscal 1997, primarily due to the consolidation of all ADL operations in Plainville during fiscal 1998 and decreased reliance on outside consultants. All research and development expenditures during fiscal 1998 related to the Company's tape library systems. It is anticipated that modifications and enhancements to the Company's tape libraries will necessitate an increase in the employee complement in engineering (currently 11 employees) and/or reliance on outside consultants on a temporary basis during fiscal 1999.

OTHER EXPENSES

    Interest expense-convertible debenture, a non-cash item, represents the amortization of assigned deferred costs in accordance with generally accepted accounting principles in conjunction with the issuance of the Company's 7% Convertible Subordinated Debentures and 7% Convertible Debentures. See Note 2 of Notes to Consolidated Financial Statements.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

    Sales for the year ended March 31, 1997 increased by 1.9% compared to fiscal 1996 which had decreased by 38.7% compared to fiscal 1995. This stabilization of revenue was primarily the result of steady demand for the Company's traditional product line, albeit at a level significantly below historical levels. Previously, severe pricing pressures in the sale of floppy disks, discouraging current manufacturers from adding capacity and creating barriers to new entrants into the market, led to dramatic decreases in revenue. A significant number of manufacturers of floppy disks went out of business, particularly in China, flooding the market with used equipment. This led to increased competition for the limited opportunities available and lower prices for equipment. Sales of the ADL line of automated libraries were not significant in fiscal 1997.

    International revenues increased to $2,674,524 in fiscal 1997 from $2,636,264 in fiscal 1996.

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

    Total costs and expenses as a percentage of revenue were 215.4% in fiscal 1997 as compared to 320.8% in fiscal 1996 and 294.8% in fiscal 1995. The principal reasons for the decrease in fiscal 1997 were the expansion of the development of an in-house engineering capability to replace outside consultants and the institution of strict controls on all aspects of the Company's business during 1997. All manufacturing of the Company's traditional product lines was consolidated at the Company's Plainville, Massachusetts facility. There were 36 employees at March 31, 1997 as compared to 45 at March 31, 1996. Headcount by location is as follows:

HEADCOUNT BY LOCATION

                                                               MARCH 31,       MARCH 31,        MARCH 31,
                                                                 1997            1996             1995
                                                             -------------  ---------------  ---------------
Media Logic, Plainville....................................           29              26               53
Media Logic ADL............................................            7              13                8
Media Logic, West..........................................            0               3               10
Media Logic Far East.......................................          N/A               3                3
                                                                                      --               --
                                                                     ---
                                                                      36              45               74
                                                                                      --               --
                                                                                      --               --
                                                                     ---
                                                                     ---

    Gross margins increased to 32.9% in fiscal 1997 from 21.7% in fiscal 1996. The increase reflected the strict controls which were instituted by the Company.

RESEARCH AND DEVELOPMENT

    Research and development expense decreased 55.1% to $1,808,145 in fiscal 1997 from $4,026,453 in fiscal 1996, 86.9% of the total research and development expenditures in fiscal 1997 were associated with the ADL line of automated tape libraries now which is the Company's primary area of focus. ADL research and development expenses decreased by 53.4% in fiscal 1997 from the prior year, primarily due to the continued development of an in-house engineering staff and reduced dependence on outside consultants. Research and development expenses related to the Company's traditional product lines of certification, evaluation and duplication equipment decreased by 63.7% to $236,741 in fiscal 1997 from $651,168 in fiscal 1996. The following table represents the research and development costs for the periods indicated:

                                                      FISCAL 1997   FISCAL 1996   FISCAL 1995
                                                      ------------  ------------  ------------
ADL.................................................  $  1,571,404  $  3,374,685  $  2,375,698
Other...............................................       236,741       651,768     1,575,235
                                                      ------------  ------------  ------------
                                                      $  1,808,145  $  4,026,453  $  3,950,933
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

SELLING GENERAL & ADMINISTRATIVE EXPENSES

    SG&A expenses decreased by $1,054,752 or 22.7% from fiscal 1996, primarily as the result of a combination of strict cost controls and a reduction in the number of employees. SG&A expenses associated with the ADL line of automated tape libraries decreased by $286,968 or 17.9% in fiscal 1996 compared to the prior fiscal year. SG&A expenditures related to the Company's traditional product lines were reduced by $767,784 or 25.2% in fiscal 1997 as compared to fiscal 1996.

                                                      FISCAL 1997   FISCAL 1996   FISCAL 1995
                                                      ------------  ------------  ------------
ADL.................................................  $  1,312,435  $  1,599,403  $  1,292,273
Other...............................................     2,283,890     3,051,674     4,211,043
                                                      ------------  ------------  ------------
                                                      $  3,596,325  $  4,651,077  $  5,503,316
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1998, the Company had working capital of $3.4 million compared to $5.4 million at March 31, 1997. The current ratio was 4.5 to 1 as of March 31, 1998 and 4.8 to 1 as of March 31, 1997. The decrease in working capital is principally due to significant operating losses and funding of the development of the Company's line of automated tape libraries.

    In February 1997, the Company issued 5,000 shares of Common Stock to the former President of MediaLogic ADL pursuant to the terms of a separation agreement entered in October 1996. These shares were issued in a private placement exempt from registration under Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). No underwriter was involved in this issuance.

    On March 24, 1997, the Company issued $3,530,000 aggregate principal amount of 7% Convertible Subordinated Debentures (the "Debentures") in a private placement exempt from registration under Regulation D under the Securities Act of 1993, as amended, (the "Securities Act"). The Debentures mature on March 24, 2000 and were convertible into the Company's common stock prior to that date at the option of the holder. In connection with the Company's private placement of common stock in December 1997, all of the remaining holders of the Debentures and the Company agreed to set a fixed conversion price for the Debentures of $.90 per share of common stock until January 28, 1998 and thereafter at the lower of (i) $2.805, which amount is 120% of the average closing bid price of the common stock as calculated over the five trading-day period ending on March 21, 1997 and (ii) 80% of the average closing bid price of the common stock as calculated over the five trading-day period immediately preceding the date of conversion, subject to a $.90 per share minimum conversion price. Costs associated with the financing were approximately $432,000. In connection with the issuance of the Debentures, the Company issued warrants to purchase 1,550,870 shares of Common Stock at an exercise price of $3.00 per share and warrants to purchase 200,000 shares of common stock at $2.00 per share. During the quarter ended September 30, 1997, Debentures aggregating $1,770,000, plus accrued interest, were converted into 1,341,788 shares of the Company's Common Stock. During the quarter ended December 31, 1997, Debentures aggregating $1,060,000, plus accrued interest, were converted into 890,363 shares of the Company's Common Stock. During the quarter ended March 31, 1998, Debentures aggregating $700,000, plus accrued interest, were converted into 807,416 shares of the Company's Common Stock. All of these Debentures have now been converted into shares of the Company's Common Stock.

    On October 29, 1997, the Company issued $750,000 aggregate principal amount of 7% Convertible Debentures (the "October Debentures") in a private placement exempt from registration under Regulation D under the Securities Act, with gross proceeds of $750,000. The October Debentures mature on October 29, 2000 and are convertible into the Company's Common Stock prior to that date at the option of the Holder at a conversion price equal to $.90 per share until January 28, 1998 and thereafter equal to the lower of (i) 80% of the average closing bid price for the common stock for the five days prior to the conversion date, and (ii) $1.95 per share, subject to a $.90 minimum conversion price. Costs associated with the financing were approximately $93,000. During the quarter ended March 31, 1998, Debentures aggregating $180,000, plus accrued interest, were converted into 203,438 shares of the Company's Common Stock. In connection with the issuance of the October Debentures, the Company issued warrants to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share.

    On December 29, 1997, the Company sold 1,700,000 shares of Common Stock in a private placement (the "December Private Placement") exempt from registration under Regulation D under the Securities Act, with gross proceeds of $1,530,000. Cost associated with this financing of approximately $469,000 were charged to additional paid-in capital. In connection with the December Private Placement, the Company issued warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $3.00 per share and warrants to purchase 1,000,000 shares of Common Stock at an exercise price of $1.50 per share. The Company issued warrants to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $2.00 per share to the placement agents for the December Private Placement.

    During May 1998, the Company sold 2,048,895 shares of Common Stock in a private placement (the "1998 Private Placement") exempt from registration under Regulation D under the Securities Act, with gross proceeds of $1,850,000. In connection with the 1998 Private Placement, the Company issued warrants to purchase 26,666 shares of Common Stock at $1.125 per share, 1,011,114 shares of Common Stock at $1.50 per share and 1,011,115 shares of Common Stock at $3.00 per share. The 1998 Private Placement had no placement agent fees, and costs associated with this financing consisted solely of legal fees.

    The Company, because of its continuing losses from operations, anticipates that, unless revenues increase significantly, it will not have sufficient cash resources for the next twelve months and it will require additional capital in order to continue it operations. The Company has no assurance that it will be able to raise such additional capital, if needed, in a timely manner or on favorable terms, if at all. If the Company is unable to increase revenues significantly and/or secure additional financing, the Company could be forced to curtail or discontinue its operations. The Company does not fully satisfy all of the American Stock Exchange guidelines for continued listing and there is no assurance listing will be continued.

    The Company continually monitors the changing business conditions and takes whatever actions it deems necessary to protect and promote the Company's interests.

YEAR 2000 COMPLIANCE

    The Year 2000 issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 97 for 1997). On January 1, 2000, any clock or data recording mechanism incorporating the date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations including among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

    The Company has conducted a review of its internal information systems to determine the extent of any Year 2000 problem. Based on such review, the Company does not currently believe that it has material exposure to the Year 2000 Issue with respect to its own information systems, since its core existing business information systems correctly define the year 2000.

    The Company is in the process of contacting its major supplies and customers in an effort to determine the extent to which the Company may be vulnerable to those parties failure to timely correct their own Year 2000 problems. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of compliance which could have a material adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

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

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required under this item is incorporated by reference to the discussion response thereto under the captions "Proposal 1--Election of Directors" and 16(a) "Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting.

ITEM 11. EXECUTIVE COMPENSATION

    Information required under this item is incorporated by reference to the discussion response thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required under this item is incorporated by reference to the discussion response thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 1998 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required under this is incorporated by reference to the discussion response thereto under the caption "Certain Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting.

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

      II--Valuation and Qualifying Accounts for the years ended March 31, 1996, 1997, and 1998

      3.   EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K AND BY ITEM 14(C):

      3.1  Restated Articles of Organization*

      3.2  By-Laws of Registrant**

      4.   Specimen of Registrant's Common Stock Certificate**

     10.1  Amended and Restated Profit Sharing and 401(k) Plan effective April 1, 1992*** (****)

     10.2  1991 Stock Option Plan**** (*****)

     10.3  Lease between the Company and D&K Realty Trust, dated April 1, 1993**

     10.4  Combination Agreement between the Company and John Miller and Peter Moore, dated as of March 1, 1993***

     10.5  Separation Agreement between William E. Davis, Jr. And the Company dated, March 12,
             1998.

     10.6  Separation Agreement among Lee H. Elizer, Media Logic ADL, Inc. and Media Logic, Inc.
             dated October 23, 1996+

     10.7  Form of Media Logic, Inc. 7% Convertible Subordinated Debenture Due 2000, dated March
             24, 1997++ (Ex. 99.1)

     10.8  Form of Subscription Agreement among Media Logic, Inc. and the purchasers named on the signature pages thereto, dated March 1997++ (Ex. 99.2)

     10.9  Form of Registration Rights Agreement among Media Logic, Inc. and the purchasers named on the signature pages thereto, dated March 24, 1997++ (Ex. 99.3)

    10.10  Stock Purchase Agreement between Raymond W. Leclerc and the Company, dated September
             25, 1995+++ (Ex. 99.1)

    10.11  Warrant Agreement between MediaLogic, Inc. and Digital Media & Communications L.P.
             dated March 24, 1997+++ (Ex. 99.2) ("Digital Media Warrant")

    10.12  Amendment to Digital Media Warrant, dated September 30, 1997+++ (Ex. 99.3)

    10.13  Warrant Agreement between MediaLogic, Inc. and ACFS Limited Partnership, dated March
             24, 1997+++ (Ex. 99.4) ("ACFS Warrant")

    10.14  Amendment to ACFS Warrant, dated September 30, 1997+++ (Ex. 99.5)

    10.15  Warrant Agreement between MediaLogic, Inc. and Rochon Capital Group, Ltd., dated
             March 25, 1997++++ (Ex 99.6)

    10.16  Warrant Agreement between MediaLogic, Inc. and Adar Equities LLC, dated March 25,
             1997+++ (Ex. 99.7)

    10.17  Securities Purchase Agreement between MediaLogic, Inc. and F.T.S. Worldwide Corp., dated October 29, 1997+++ (Ex. 99.8)

    10.18  MediaLogic, Inc. 7% Convertible Debenture due October 29, 2000, dated October 29,
             1997+++ (Ex. 99.9)

    10.19  Registration Rights Agreement between MediaLogic, Inc. and F.T.S. Worldwide Corp., dated October 29, 1997 +++ (Ex. 99.10)

    10.20  Form of Amendment No. 1 to 7% Convertible Debentures Due October 29, 2000, dated as of December 29, 1997 between F.T.S. Worldwide Corp. and the Company +++++ (Ex.
             99.3)

    10.21  Securities Purchase Agreement between MediaLogic, Inc. and Imprimis SB L.P., dated
             December 22, 1997 ++++++ (Ex. 99.1)

    10.22  Securities Purchase Agreement between MediaLogic, Inc. and Wexford Spectrum Investors
             LLC, dated December 22, 1997 ++++++ (Ex. 99.2)

    10.23  Warrant to Purchase Shares of Common Stock, par value $.01 per share of MediaLogic,
             Inc. (Warrant No. WX-1), dated December 29, 1997 ++++++ (Ex. 99.3)

    10.24  Warrant to Purchase Shares of Common Stock, par value $.01 per share of MediaLogic,
             Inc. (Warrant No. WX-2), dated December 29, 1997 ++++++ (Ex. 99.4)

    10.25  Warrant to Purchase Shares of Common Stock, par value $.01 per share of MediaLogic,
             Inc. (Warrant No. WX-3), dated December 29, 1997 ++++++ (Ex. 99.5)

    10.26  Warrant to Purchase Shares of Common Stock, par value $.01 per share of MediaLogic,
             Inc. (Warrant No. WX-4), dated December 29, 1997 ++++++ (Ex. 99.6)

    10.27  Warrant Agreement between MediaLogic, Inc. and Adar Equities LLC, dated as of October
             29, 1997 ++++++ (Ex. 99.7)

    10.28  Warrant Agreement between MediaLogic, Inc. and Adar Equities LLC, dated as of January
             9, 1998 +++++++ (Ex. 99.8)

    10.29  Warrant Agreement between MediaLogic, Inc. and Boston Group, L.P. dated as of January
             9, 1998 +++++++ (Ex. 99.9)

    10.30  Form of Securities Purchase Agreement between MediaLogic, Inc. and each of the
             Selling Stockholders ++++++++ (Ex. 99.1)

    10.31  Form of Warrant to Purchase Shares of Common Stock, par value $.01 per share of
             MediaLogic, Inc. issued to each of the Selling Stockholders ++++++++ (Ex. 99.2)

     23    Consent of Arthur Andersen LLP

     27    Financial Data Schedule

    (b) Reports on Form 8-K--The Company filed a report on Form 8-K on March 2, 1998 announcing the appointment of Gregory Scorziello as President and Chief Executive Officer.

------------------------

       * Incorporated by reference to Annual Report Form 10-K for fiscal year ended March 31, 1993

      ** Incorporated by reference to Exhibits to Registrant's Registration
         Statement on Form S-18 (No. 33-14722-B) effective July 23, 1987

     *** Incorporated by reference to Exhibits to Registrant's Registration
         Statement on Form S-2 (No. 33-63014) filed May 19, 1993

    **** Management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) of this report.

   ***** Incorporated by reference to the Proxy Statement of the Registrant filed pursuant to Rule 14a-6, dated June 25, 1992.

       + Incorporated by reference to Exhibit 99 to the Registrant's
         Registration Statement on Form S-3 (No. 333-22657) filed March 4, 1997

      ++ Incorporated by reference to Exhibits to the Registrant's Registration
         Statement on Form S-3 (No. 333-27503) filed May 20, 1997

     +++ Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-41041) filed November 26, 1997.

    ++++ Incorporated by reference to the Registrant's Amendment No. 1 to
         Registration Statement on Form S-3 (No. 333-41041) filed January 14, 1998.

   +++++ Incorporated by reference to the Registrant's Current Report on Form
         8-K filed with the Commission on December 31, 1997.

  ++++++ Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-45073) filed January 28, 1998.

 +++++++ Incorporated by reference to the Registrant's Amendment No. 1 to
         Registration Statement on Form S-3 (No. 333-45073) filed March 9, 1998.

++++++++ Incorporated by reference to the Registrant's Registration Statement on Form S-3 (No. 333-55811) filed June 2, 1998.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                MEDIA LOGIC, INC.

                                By:            /s/ GREGORY SCORZIELLO
                                     -----------------------------------------
                                                 Gregory Scorziello
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT

                                By:             /s/ JOHN T. LOUGHRAN
                                     -----------------------------------------
                                                  John T. Loughran
                                            PRINCIPAL ACCOUNTING OFFICER

DATE: JUNE 29, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ GREGORY SCORZIELLO      Director and
------------------------------    Chief Executive Officer      June 29, 1998
      Gregory Scorziello          and President

    /s/ MICHAEL G. SALTER
------------------------------  Director and Chairman          June 29, 1998
      Michael G. Salter

     /s/ MICHAEL R. BRUCE
------------------------------  Director                       June 29, 1998
       Michael R. Bruce

    /s/ RAYMOND W. LECLERC
------------------------------  Director                       June 29, 1998
      Raymond W. Leclerc

    /s/ JOSEPH L. MITCHELL
------------------------------  Director                       June 29, 1998
      Joseph L. Mitchell

     /s/ FRANCIS S. WYMAN
------------------------------  Director                       June 29, 1998
       Francis S. Wyman

                               INDEX FOR EXHIBITS

                                                         EXHIBIT                                               PAGE
               -------------------------------------------------------------------------------------------  -----------

Exhibit 10.5   Separation Agreement with William E. Davis, Jr. and Company, dated March 12, 1998

Exhibit 23     Consent of Arthur Andersen LLP

Exhibit 27     Financial Data Schedule

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
CONSOLIDATED FINANCIAL STATEMENTS:

  Report of Independent Public Accountants.................................................................         F-2

  Consolidated Balance Sheets as of March 31, 1998 and 1997................................................         F-3

  Consolidated Statements of Operations for the Years Ended March 31, 1998, 1997 and 1996..................         F-4

  Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 1998, 1997 and 1996........         F-5

  Consolidated Statements of Cash Flows for the Years Ended March 31, 1998, 1997 and 1996..................         F-6

  Notes to Consolidated Financial Statements...............................................................         F-7

FINANCIAL STATEMENT SCHEDULE:

  Report of Independent Public Accountants on Supplementary Schedule.......................................         S-1

  Schedule II--Valuation and Qualifying Accounts for the Years Ended March 31, 1998, 1997 and 1996.........         S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Media Logic, Inc.:

    We have audited the accompanying consolidated balance sheets of Media Logic, Inc. (a Massachusetts corporation) and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Logic, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations. The financial viability of the Company, including its ability to obtain additional capital for operations, is dependent on the Company's ability to achieve its sales and profit projections. The Company's business plan is predicated on achieving sales forecasts for new products for which market acceptance is uncertain. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 22, 1998

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

           CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998 AND 1997

                                                                                         1998            1997
                                                                                    --------------  --------------
                                                      ASSETS

CURRENT ASSETS:
  Cash............................................................................  $      155,348  $    2,382,875
  Accounts receivable, net of allowance for doubtful accounts of approximately
    $6,000 and $62,000 at March 31, 1998 and 1997, respectively...................         375,215         813,993
  Inventories.....................................................................       3,822,238       3,563,482
  Prepaid expenses and other current assets.......................................           1,500           1,000
                                                                                    --------------  --------------
      Total current assets........................................................       4,354,301       6,761,350
                                                                                    --------------  --------------
PROPERTY AND EQUIPMENT, AT COST:
  Machinery and equipment.........................................................       1,088,587       1,210,345
  Office equipment and fixtures...................................................         361,043         393,773
  Leasehold improvements..........................................................         247,992         256,766
  Vehicles........................................................................          13,316          13,315
                                                                                    --------------  --------------
                                                                                         1,710,938       1,874,199
  Less--Accumulated depreciation and amortization.................................       1,432,499       1,405,119
                                                                                    --------------  --------------
                                                                                           278,439         469,080
                                                                                    --------------  --------------
DEFERRED FINANCING COSTS (Note 2).................................................         157,720       1,711,829
OTHER ASSETS......................................................................           6,037          30,696
                                                                                    --------------  --------------
                                                                                    $    4,796,497  $    8,972,955
                                                                                    --------------  --------------
                                                                                    --------------  --------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable................................................................  $      673,660  $    1,107,732
  Accrued expenses................................................................         283,553         293,238
                                                                                    --------------  --------------
      Total current liabilities...................................................         957,213       1,400,970
                                                                                    --------------  --------------
CONVERTIBLE SUBORDINATED DEBENTURES (Note 2)......................................         348,199       3,266,663
                                                                                    --------------  --------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value-
    Authorized--20,000,000 shares
    Issued and outstanding--11,284,514 shares and 6,320,909 shares at March 31,
      1998 and 1997, respectively.................................................         112,845          63,209
    Additional paid-in capital....................................................      24,327,502      20,577,945
    Accumulated deficit...........................................................     (20,949,262)    (16,335,832)
                                                                                    --------------  --------------
      Total stockholders' equity..................................................       3,491,085       4,305,322
                                                                                    --------------  --------------
                                                                                    $    4,796,497  $    8,972,955
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                           1998           1997           1996
                                                                       -------------  -------------  -------------
NET SALES............................................................  $   1,370,669  $   3,644,478  $   3,578,236
COST OF SALES........................................................        994,809      2,446,183      2,801,009
                                                                       -------------  -------------  -------------
      Gross profit...................................................        375,860      1,198,295        777,227
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.........................      2,837,931      3,596,325      4,651,077
RESEARCH AND DEVELOPMENT EXPENSES....................................      1,423,804      1,808,145      4,026,453
                                                                       -------------  -------------  -------------
      Loss from operations...........................................     (3,885,875)    (4,206,175)    (7,900,303)

OTHER INCOME (EXPENSE):
  Interest income....................................................         19,212         83,887        144,583
  Interest expense (Note 2)..........................................       (756,698)      --             --
  Settlement costs (Note 5)..........................................       --             --              (30,000)
  Other..............................................................          9,931       --              (33,099)
                                                                       -------------  -------------  -------------
      Net loss.......................................................  $  (4,613,430) $  (4,122,288) $  (7,818,819)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
BASIC AND DILUTED LOSS PER COMMON SHARE (NOTE 1).....................  $        (.57) $        (.66) $       (1.40)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.................      8,149,352      6,271,463      5,585,025
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                 COMMON STOCK         ADDITIONAL                        TOTAL
                                           ------------------------     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                              SHARES       AMOUNT       CAPITAL        DEFICIT         EQUITY
                                           ------------  ----------  -------------  --------------  -------------
BALANCE, MARCH 31, 1995..................     4,979,000  $   49,790  $  14,112,075  $   (4,394,725)  $ 9,767,140
  Net loss...............................       --           --           --            (7,818,819)   (7,818,819)
  Exercise of stock options..............       103,900       1,039         83,138        --              84,177
  Proceeds from private placement of
    common stock, net of issuance costs
    of $16,832...........................     1,130,909      11,309      4,971,859        --           4,983,168
                                           ------------  ----------  -------------  --------------  -------------
BALANCE, MARCH 31, 1996..................     6,213,809      62,138     19,167,072     (12,213,544)    7,015,666
  Net loss...............................       --           --           --            (4,122,288)   (4,122,288)
  Issuance of common stock...............         5,000          50         14,950        --              15,000
  Issuance of warrants...................       --           --            862,916        --             862,916
  Issuance of rights for guaranteed
    return on convertible subordinate
    debentures (Note 2)..................       --           --            416,750        --             416,750
  Exercise of stock options..............       102,100       1,021        116,257        --             117,278
                                           ------------  ----------  -------------  --------------  -------------
BALANCE, MARCH 31, 1997..................     6,320,909      63,209     20,577,945     (16,335,832)    4,305,322
  Net loss...............................       --           --           --            (4,613,430)   (4,613,430)
  Issuance of common stock, net of
    issuance costs of $469,039...........     1,700,000      17,000      1,043,961        --           1,060,961
  Issuance of warrants...................       --           --            208,582        --             208,582
  Conversion of debentures and accrued
    interest to common stock.............     3,243,005      32,430      2,382,028        --           2,414,458
  Issuance of rights for guaranteed
    return on convertible subordinated
    debentures (Note 2)..................       --           --             83,992        --              83,992
  Exercise of stock options..............        20,600         206         30,994        --              31,200
                                           ------------  ----------  -------------  --------------  -------------
BALANCE, MARCH 31, 1998..................    11,284,514  $  112,845  $  24,327,502  $  (20,949,262)  $ 3,491,085
                                           ------------  ----------  -------------  --------------  -------------
                                           ------------  ----------  -------------  --------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                               1998         1997         1996
                                                                            -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss................................................................  $(4,613,430) $(4,122,288) $(7,818,819)
  Adjustments to reconcile net loss to net cash used in operating activities--
    Depreciation and amortization.........................................      204,691      430,602      549,631
    Noncash interest on convertible debentures and deferred financing
      costs...............................................................      756,698      --           --
    Loss on sale and retirements of property and equipment................      --            10,389       44,235
    Changes in assets and liabilities--
      Refundable income taxes.............................................      --            27,658    1,701,972
      Accounts receivable.................................................      438,778      184,410      249,652
      Inventories.........................................................     (258,756)  (1,096,333)   1,227,248
      Prepaid expenses and other current assets...........................         (500)      72,397      121,075
      Accounts payable....................................................     (434,072)     763,859     (495,160)
      Accrued expenses....................................................      (31,706)    (312,215)     126,895
      Customer deposits...................................................      --           --           (19,709)
                                                                            -----------  -----------  -----------
        Net cash used in operating activities.............................   (3,938,297)  (4,041,521)  (4,312,980)
                                                                            -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....................................      (14,050)    (117,033)    (129,622)
  Proceeds from sale of marketable securities.............................      --           --         2,031,289
  Decrease (increase) in other assets.....................................       24,659       29,174      (22,284)
                                                                            -----------  -----------  -----------
        Net cash provided by (used in) investing activities...............       10,609      (87,859)   1,879,383
                                                                            -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of convertible subordinated debentures.......      701,233    3,266,663      --
  Proceeds from issuance of common stock..................................    1,060,961       15,000    4,983,168
  Increase in deferred financing costs....................................      (93,233)    (432,163)     --
  Exercise of stock options...............................................       31,200      117,278       84,177
                                                                            -----------  -----------  -----------
        Net cash provided by financing activities.........................    1,700,161    2,966,778    5,067,345
                                                                            -----------  -----------  -----------

NET (DECREASE) INCREASE IN CASH...........................................   (2,227,527)  (1,162,602)   2,633,748

CASH, BEGINNING OF YEAR...................................................    2,382,875    3,545,477      911,729
                                                                            -----------  -----------  -----------
CASH, END OF YEAR.........................................................  $   155,348  $ 2,382,875  $ 3,545,477
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:
  Charge for guaranteed return on convertible subordinated debentures.....  $   (83,992) $  (416,750) $   --
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------
  Issuance of warrants....................................................  $  (208,582) $  (862,916) $   --
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------
  Conversion of debentures and accrued interest to common stock...........  $ 2,414,458  $   --       $   --
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for--
    Interest..............................................................  $   --       $   --       $     5,963
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------
    Income taxes..........................................................  $   --       $   --       $   --
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    Media Logic, Inc. (the Company) was incorporated in 1982 to develop and manufacture certification equipment to be used by manufacturers of flexible storage media such as floppy disks. The Company's principal product line is automated tape library systems for data storage and retrieval, which was introduced in fiscal year 1996.

    Since 1995, the Company has dedicated significant financial resources to the development of its automated tape library product line. The future success of the Company is dependent on the viability of its new tape library products. The Company has introduced its 8mm and 4mm tape libraries and has increased inventory levels for anticipated demand but has not yet achieved significant sales. The Company has incurred significant operating losses. The financial viability of the Company, including its ability to obtain additional capital for operations, is dependent on the Company's ability to achieve its sales and profit projections for its tape library product line.

    In May 1998, the Company received approximately $1,850,000 in gross proceeds from the issuance of 2,048,695 shares of common stock as discussed in Note 8. If the Company is unable to substantially achieve its sales forecasts for tape library products or is unable to secure additional financing, for which it does not currently have any commitment, there is substantial doubt whether the Company will have the ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

    (B)  RESEARCH AND DEVELOPMENT

    Research and development costs are charged to operations as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires the capitalization of certain computer software development costs incurred after technological feasibility is established. The Company believes that once technological feasibility of a software product has been established, the additional development costs incurred to bring the software to a commercially acceptable level are not significant. There were no capitalized software development costs at March 31, 1998 and 1997.

    (C)  REVENUE RECOGNITION

    Revenue is recognized at the time of product shipment, at which point title has been transferred and payment is assured. Costs of service and warranty, which are not significant, are accrued upon shipment.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (D)  INVENTORIES

    Inventories are valued at the lower of cost (first-in, first-out) or market and include material, labor and manufacturing overhead. At March 31, 1998 and 1997, inventories consisted of the following:

                                                                        1998          1997
                                                                    ------------  ------------
Raw materials.....................................................  $  1,087,245  $  1,808,917
Work-in-process...................................................       289,996       168,762
Finished goods....................................................     2,444,997     1,585,803
                                                                    ------------  ------------
                                                                    $  3,822,238  $  3,563,482
                                                                    ------------  ------------
                                                                    ------------  ------------

    (E)  DEPRECIATION AND AMORTIZATION

    The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives, using the straight-line method, as follows:

                                                                                    ESTIMATED
ASSET CLASSIFICATION                                                               USEFUL LIFE
---------------------------------------------------------------------------------  -----------
Machinery and equipment..........................................................    5-7 years
Office equipment and fixtures....................................................    3-7 years
Leasehold improvements...........................................................   8-20 years
Vehicles.........................................................................    3-7 years

    (F)  LOSS PER SHARE

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, EARNINGS PER SHARE. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997. Prior years' earnings per share have been restated to reflect the adoption of SFAS No. 128.

    Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. Basic and diluted earnings per share are the same for the three years in the period ended March 31, 1998, because potentially dilutive common shares are antidilutive. The number of potentially dilutive shares that otherwise would have been included are 735,800, 223,158 and 242,829 for the years ended March 31, 1998, 1997 and 1996, respectively.

    (G)  FOREIGN CURRENCY

    The Company translates the assets and liabilities of its foreign subsidiary at the rate of exchange in effect at year-end. Revenues and expenses are translated using a weighted average of exchange rates in

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) effect during the period. Gains and losses from both foreign currency translation and transactions, which are not material, are classified within selling, general and administrative expenses in the accompanying consolidated statements of operations.

    (H)  OTHER EMPLOYMENT BENEFITS

    The Company has no obligations for postretirement benefits under SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, or postemployment benefits under SFAS No. 112, EMPLOYERS' ACCOUNTING FOR POSTEMPLOYMENT BENEFITS, as it does not currently offer such benefits.

    (I)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

    (J)  CONCENTRATION OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that subject the Company to credit risk consist primarily of trade accounts receivable, which are managed by the Company with payment terms. As of March 31, 1998, one customer, who is also a greater than 10% shareholder, accounted for approximately 29% of accounts receivable. As of March 31, 1997, two customers accounted for approximately 67% of accounts receivable. See Note 9(a) for discussion of significant customer sales. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

    (K)  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that the Company disclose estimated fair values for certain of its financial instruments. The Company's financial instruments include cash, accounts receivable, accounts payable and convertible subordinated debentures. The carrying amounts of these financial instruments approximate their fair value.

    (L)  STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation plans under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In October 1995, the FASB issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value-based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for grants to employees (see Note 4(b)).

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(2) CONVERTIBLE SUBORDINATED DEBENTURES

    (A)  MARCH DEBENTURES

    On March 24, 1997, the Company issued 7% convertible subordinated debentures (the March Debentures) for gross proceeds of $3,530,000. Each March Debenture had a face amount of $10,000 and bore interest at 7% per annum. Interest was payable upon conversion or redemption of the March Debentures and was payable in either cash or shares of common stock at the average market price of common stock over the five days preceding the conversion dates, at the option of the Company.

    The March Debentures were convertible at the option of the holder into common stock of the Company beginning on the earlier of (i) the effective date of the S-3 Registration Statement to register such conversion shares or (ii) June 23, 1997. The conversion price was equal to the lower of (i) 120% of the average closing bid price of the common stock for the five trading day period ending on the trading day prior to the subscription date (March 28, 1997) or
(ii) 80% of the average closing bid price for five days immediately preceding the conversion date. As of the subscription date, the conversion price was $2.805. During fiscal 1998, all of the March Debentures plus accrued interest were converted into common stock.

    In connection with the issuance of the March Debentures, the Company issued warrants to purchase 1,550,870 shares of common stock at $3.00 per share and 200,000 shares of common stock at $2.00 per share. Warrants to purchase 650,870 shares of common stock at an exercise price of $3.00 per share are exercisable at any time prior to September 22, 2001 and warrants to purchase 900,000 of such shares are exercisable at any time on or prior to March 24, 2002. As of March 31, 1998, none of these warrants have been exercised.

    The Company has recognized the estimated fair value of the warrants based on the Black-Scholes valuation model and the guaranteed return conversion feature attributable to the March Debentures as deferred financing costs with an increase to additional paid-in capital. These amounted to approximately $1,280,000 along with actual cash financing costs of approximately $432,000. Deferred financing costs were being amortized over three years--the stated term of the March Debentures. However, upon conversion of the March Debentures, all unamortized deferred financing costs were charged against additional paid-in capital.

    (B)  OCTOBER DEBENTURES

    On October 29, 1997, the Company issued 7% convertible subordinated debentures (the October Debentures) for gross proceeds of $750,000. Each October Debenture has a face amount of $10,000 and bears interest at 7% per annum. Interest is payable upon conversion or redemption of the October Debentures and is payable in either cash or shares of common stock at the average market price of common stock over the five days preceding the conversion dates, at the option of the Company.

    The October Debentures are convertible at the option of the holder into common stock of the Company beginning on the earlier of (i) the effective date of the S-3 Registration Statement to register such conversion shares or (ii) January 12, 1998. The conversion price is equal to the lower of (i) 120% of the average closing bid price of the common stock for the five trading day period ending on the trading day prior to the subscription date (October 29, 1997) or
(ii) 80% of the average closing bid price for five days immediately preceding the conversion date. As of the subscription date, the conversion price was $.90 per share. The October Debentures mature on October 29, 2000 and automatically convert on that date at the

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(2) CONVERTIBLE SUBORDINATED DEBENTURES (CONTINUED) then current conversion price. As of March 31, 1998, October Debentures with a face value totaling $180,000 plus accrued interest were converted into common stock.

    In connection with the issuance of the October Debentures, the Company issued warrants to purchase 500,000 shares of common stock at $2.00 per share. The warrants are exercisable at the option of the warrantholder at any time on or after January 23, 1998. All warrants expire on January 23, 2003. As of March 31, 1998, none of these warrants have been exercised.

    The Company has recognized the estimated fair value of the warrants based on the Black-Scholes valuation model and the guaranteed return conversion feature attributable to the October Debentures as deferred financing costs with an increase to additional paid-in capital. These amounted to approximately $84,000 along with actual cash financing costs of approximately $93,000. Deferred financing costs are being amortized over three years--the stated term of the October Debentures. However, to the extent the October Debentures are converted, any unamortized deferred financing costs will be charged against additional paid-in capital.

(3) INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by currently enacted tax rates.

    As of March 31, 1998, the Company has available net operating loss carryforwards of approximately $18,640,000 and research and development credit carryforwards of approximately $129,000 to reduce federal and state income taxes, if any. These carryforwards expire through fiscal 2013 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 contains provisions that may limit the amount of net operating loss and credit carryforwards that the Company may utilize in any one year in the event of certain cumulative changes in ownership over a three-year period in excess of 50%, as defined.

    The approximate income tax effect of each type of temporary difference composing the net deferred tax asset at March 31, 1998 and 1997 is as follows:

                                                                      1998           1997
                                                                  -------------  -------------
Net operating loss carryforwards................................  $   7,456,000  $   5,440,000
Nondeductible reserves..........................................        426,000        422,000
Research and development credit carryforwards...................        129,000        129,000
Alternative minimum tax credit carryforwards....................        100,000        100,000
Nondeductible accruals..........................................         74,000        104,000
                                                                  -------------  -------------
                                                                      8,185,000      6,195,000
Less--Valuation allowance.......................................     (8,185,000)    (6,195,000)
                                                                  -------------  -------------
                                                                  $    --        $    --
                                                                  -------------  -------------
                                                                  -------------  -------------

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(3) INCOME TAXES (CONTINUED)
    The Company cannot recognize a deferred tax asset for the future benefit of its net operating loss and tax credit carryforwards unless it concludes that it is more likely than not that the deferred tax asset will be realized. Due to the significant decline in sales and recent history of operating losses, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax asset.

(4) COMMON STOCK

    (A)  PRIVATE PLACEMENTS

    In September 1995, the Company sold 1,000,000 shares of its common stock, $.01 par value per share, to a private investor at a price of $5.00 per share. In addition, the Company issued an additional 130,909 shares to its financial advisory firm in connection with this private placement. The Company's net proceeds from this transaction totaled $4,983,168 and were restricted to utilization in connection with the Company's automated data library business. All of the proceeds of the private placement had been expended by March 31, 1997.

    On December 29, 1997, the Company sold 1,700,000 shares of its common stock, $.01 par value per share, to private investors at a price of $.90 per share. The Company's net proceeds from this transaction totaled $1,060,961 and were restricted to utilization in connection with the Company's automated data library business. In connection with this private placement, the Company issued warrants to private investors to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share and warrants to purchase 1,000,000 shares of common stock at $1.50 per share. The warrants are exercisable at the option of the warrantholder at any time from December 31, 1997 to December 29, 2002. The Company also issued warrants to purchase 500,000 shares of common stock at $2.00 per share. The warrants are exercisable at the option of the warrantholder at any time from December 30, 1997 to December 29, 2002.

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

                                 MARCH 31, 1998

(4) COMMON STOCK (CONTINUED)

The following is a summary of the stock option activity:

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                 NUMBER OF   EXERCISE PRICE PER   PRICE PER
                                                   SHARES          SHARE            SHARE
                                                 ----------  ------------------  ------------
Outstanding, March 31, 1995....................     655,421  $   .3750-$11.0630   $   3.3872
  Granted......................................     206,043        3.5000             3.5000
  Exercised....................................    (103,900)       .3750-3.5000       1.0936
  Terminated...................................     (68,200)       .3750-8.8750       3.5693
                                                 ----------  ------------------  ------------
Outstanding, March 31, 1996....................     689,364       .3750-11.0630       3.7486
  Granted......................................     127,924       2.5000-7.0000       5.1494
  Exercised....................................    (102,100)       .4125-8.8750       1.1487
  Terminated...................................    (139,434)      2.0000-8.8750       4.0005
                                                 ----------  ------------------  ------------
Outstanding, March 31, 1997....................     575,754       .3750-11.0630       4.4598
  Granted......................................     148,075       1.2500-3.0000       2.0318
  Exercised....................................     (20,600)      1.2500-2.0000       1.5146
  Terminated...................................    (163,770)      1.5000-8.8750       4.1949
                                                 ----------  ------------------  ------------
Outstanding, March 31, 1998....................     539,459  $   .3750-$11.0630   $   2.7446
                                                 ----------  ------------------  ------------
                                                 ----------  ------------------  ------------
Exercisable, March 31, 1998....................     435,687  $   .3750-$11.0630   $   2.7121
                                                 ----------  ------------------  ------------
                                                 ----------  ------------------  ------------

    The weighted average contractual life of outstanding options at March 31, 1998 is 6.7 years.

    On July 24, 1994, the Company established the 1994 stock option plan of Media Logic ADL, Inc. (the ADL Plan) and reserved 2,000,000 shares of common stock for issuance under the plan. Under the ADL Plan, both incentive and nonqualified options may be granted to purchase shares of common stock. The exercise of these options can be accelerated upon the achievement of performance goals and expire 10 years from the date of grant. As of March 31, 1998, the Company has granted no options pursuant to the ADL Plan.

    In connection with the employment agreement discussed in Note 5, the Company granted options to purchase 1,000,000 shares of common stock at $1.00 per share.

    The Company has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees in the three years ended March 31, 1998 using the Black-Scholes option pricing model prescribed by SFAS No. 123.

    The assumptions used and resultant pro forma net loss are as follows:

                                                            1998          1997        1996
                                                        -------------  ----------  ----------
Risk-free interest rates..............................   5.77-6.76%       7.50        6.5
Expected dividend yield...............................       0%            0%          0%
Expected lives........................................    6.5 years    6.5 years   6.5 years
Expected volatility...................................       89%          88%         88%
Weighted average fair value of grant..................      $2.22        $1.95       $4.63

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(4) COMMON STOCK (CONTINUED)
    The effect of applying SFAS No. 123 would be as follows:

                                                       1998           1997           1996
                                                   -------------  -------------  -------------
Net loss as reported.............................  $  (4,613,430) $  (4,122,288) $  (7,818,819)
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------
Pro forma net loss...............................  $  (4,942,752) $  (4,372,288) $  (7,945,819)
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------
Net loss per share as reported...................  $        (.57) $        (.66) $       (1.40)
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------
Pro forma net loss per share.....................  $        (.61) $        (.70) $       (1.42)
                                                   -------------  -------------  -------------
                                                   -------------  -------------  -------------

(5) COMMITMENTS AND CONTINGENCIES

    (A) LEASE COMMITMENTS

    The Company leases its headquarters in Plainville, Massachusetts from a realty trust, the beneficiaries of which are the former chairman of the Company and a former director and former Senior Vice President of the Company. This lease carries a 15-year term expiring in April 2008, with minimum monthly payments established in an amount covering the underlying mortgage, excluding all taxes and other operating charges that are the responsibility of the Company.

    Future minimum lease payments under existing noncancelable operating leases at March 31, 1998 are as follows:

FISCAL YEAR                                                                           AMOUNT
----------------------------------------------------------------------------------  ----------
1999..............................................................................  $  147,000
2000..............................................................................     118,000
2001..............................................................................      95,000
2002..............................................................................      87,000
2003..............................................................................      83,000
Thereafter........................................................................     424,000
                                                                                    ----------
                                                                                    $  954,000
                                                                                    ----------
                                                                                    ----------

    Rent expense was approximately $135,000, $262,000 and $250,000 for the years ended March 31, 1998, 1997 and 1996, respectively, which included $83,400 in each of fiscal 1998, 1997 and 1996 for its Plainville headquarters.

    (B) EMPLOYMENT AND SEPARATION AGREEMENTS

    In fiscal 1998, the Company elected not to renew its employment contracts with the chief executive officer and the chief financial officer. The severance arrangement for the chief executive officer and the chief financial officer calls for salary payments equal to six and two months' salary payable over nine- and four-month periods, respectively.

    In 1998, the Company entered into an employment contract with a new chief executive officer. Under this agreement, this officer will receive an annual salary of $175,000 per year, which will be subject to review by the Company's Board of Directors or the compensation committee after each anniversary of his

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(5) COMMITMENTS AND CONTINGENCIES (CONTINUED) commencement date. In addition, this officer will be eligible to receive a bonus up to a maximum of $147,500 if certain sales targets are met for fiscal 1999.

    In June 1998, this officer was granted a stock option for the purchase of one million shares of the Company's common stock at an exercise price of $1.00 per share.

    (C) LEGAL PROCEEDINGS

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

    On September 16, 1993, several stockholders, as purported representatives for all other persons or entities who purchased the Company's common stock during the period beginning on May 19, 1993 through September 9, 1993, brought claims against the Company and three of the Company's officers in the United States District Court for the District of Massachusetts as a class action. On January 19, 1994, the plaintiffs filed a consolidated and amended complaint in federal district court in Massachusetts under the caption, IN RE: MEDIA LOGIC, INC. SECURITIES LITIGATION, Civil Action No. 93-12037-H. The lawsuit alleged, among other things, that the Company and the named officers and directors violated Section 10(b) of the Securities Exchange Act of 1934 by making material misrepresentations or omitting material information in statements issued by or on behalf of the Company. On November 29, 1994, the United States District Court for the District of Massachusetts approved a settlement of the securities claim action pending against the Company and the named officers and entered final judgment dismissing all claims. The settlement provided for a payment of $2.05 million plus legal charges associated with the settlement. A portion of these costs is included in settlement costs in the accompanying consolidated statements of operations for fiscal 1996.

    From time to time, the Company is involved in other litigation in its ordinary course of business. At the current time, the Company does not believe that any existing or pending litigation would have a material effect on the consolidated financial statements.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(6) ACCRUED EXPENSES

    Accrued expenses at March 31, 1998 and 1997 consisted of the following:

                                                                           1998        1997
                                                                        ----------  ----------
Accrued payroll-related...............................................  $  222,056  $  173,238
Accrued warranty......................................................      40,000     120,000
Accrued other.........................................................      21,497      --
                                                                        ----------  ----------
                                                                        $  283,553  $  293,238
                                                                        ----------  ----------
                                                                        ----------  ----------

(7) EMPLOYEE BENEFIT PLANS

    The Company maintains a 401(k) retirement savings plan (the 401(k) Plan), covering all eligible employees, as defined. Participants in the 401(k) Plan may elect to defer up to 15% of their compensation for deposit, subject to certain Internal Revenue Service (IRS) limitations. The Company may elect to make contributions to the 401(k) Plan at the discretion and in an amount determined by the Board of Directors. The contributions are allocated to each eligible participant's account in proportion to each participant's compensation in relation to the total of all eligible participants' compensation, subject to IRS limitations; deferrals in excess of 6% of compensation are not matched. During fiscal 1998, 1997 and 1996, the Company charged to operations approximately $34,000, $19,000 and $62,000, respectively, of employer matching contributions to the 401(k) Plan.

(8) SUBSEQUENT EVENT

    During May 1998, the Company sold 2,048,895 shares of common stock to private investors with gross proceeds of $1,850,000. In connection with this private placement, the Company issued warrants to purchase 26,666 shares at $1.25 per share, 1,011,114 shares at $1.50 per share and 1,011,115 shares at $3.00 per share. Costs associated with this financing consisted solely of legal fees.

(9) SIGNIFICANT CUSTOMERS AND DOMESTIC AND EXPORT SALES

    (a) SIGNIFICANT CUSTOMERS

    During fiscal 1998, three customers accounted for 40% of net sales. During fiscal 1997, four customers accounted for 52% of net sales. During fiscal 1996, no single customer accounted for greater than 10% of net sales.

    (b) DOMESTIC AND EXPORT SALES

    Sales to customers as a percentage of net sales for the years ended March 31, 1998, 1997 and 1996 were as follows:

                                                                           1998         1997         1996
                                                                           -----        -----        -----
Far East..............................................................          47%          34%          34%
Domestic..............................................................          36           27           26
Brazil................................................................           4           26           15
Europe................................................................          13           13            8
All others............................................................      --           --               17
                                                                               ---          ---          ---
                                                                               100%         100%         100%
                                                                               ---          ---          ---
                                                                               ---          ---          ---

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(10) GEOGRAPHIC INFORMATION

    Revenues, net loss and identifiable assets for the Company's domestic and Hong Kong operations for the years ended March 31, 1998, 1997 and 1996 are summarized as follows:

                                                                   ADJUSTMENTS/
                                   DOMESTIC          HONG KONG     ELIMINATIONS  CONSOLIDATED
                                --------------     -------------   ------------  ------------
Fiscal 1998--
  Sales to unaffiliated
    customers.................     $ 1,370,669(1)  $    --         $    --       $  1,370,669
  Transfers between geographic
    areas.....................        --                --              --            --
                                --------------     -------------   ------------  ------------
    Total sales...............     $ 1,370,669     $    --         $    --       $  1,370,669
                                --------------     -------------   ------------  ------------
                                --------------     -------------   ------------  ------------
    Net loss..................     $(4,583,334)    $     (30,096)  $    --       $ (4,613,430)
                                --------------     -------------   ------------  ------------
                                --------------     -------------   ------------  ------------
  Identifiable assets.........     $20,255,620     $      16,526   $(15,634,686) $  4,796,497
                                --------------     -------------   ------------  ------------
                                --------------     -------------   ------------  ------------
Fiscal 1997--
  Sales to unaffiliated
    customers.................     $ 3,406,819(1)  $     237,659   $    --       $  3,644,478
  Transfers between geographic
    areas.....................         163,287           108,935       (272,222)      --
                                --------------     -------------   ------------  ------------
    Total sales...............     $ 3,570,106     $     346,594   $   (272,222) $  3,644,478
                                --------------     -------------   ------------  ------------
                                --------------     -------------   ------------  ------------
    Net loss..................     $(3,951,995)    $    (173,652)  $      3,359  $ (4,122,288)
                                --------------     -------------   ------------  ------------
                                --------------     -------------   ------------  ------------
  Identifiable assets.........     $24,220,836     $   2,082,406   $(17,330,287) $  8,972,955
                                --------------     -------------   ------------  ------------
                                --------------     -------------   ------------  ------------
Fiscal 1996--
  Sales to unaffiliated
    customers.................     $ 3,205,931(1)  $     372,305   $    --       $  3,578,236
  Transfers between geographic
    areas.....................         331,256           148,252       (479,508)      --
                                --------------     -------------   ------------  ------------
                                --------------     -------------   ------------  ------------
    Total sales...............     $ 3,537,187     $     520,557   $   (479,508) $  3,578,236
                                --------------     -------------   ------------  ------------
                                --------------     -------------   ------------  ------------
    Net loss..................     $(7,457,389)    $      (8,075)  $   (353,355) $ (7,818,819)
                                --------------     -------------   ------------  ------------
                                --------------     -------------   ------------  ------------
  Identifiable assets.........     $21,410,548     $   2,306,438   $(15,751,994) $  7,964,992
                                --------------     -------------   ------------  ------------
                                --------------     -------------   ------------  ------------

------------------------

(1) Domestic operations included approximately $876,251, $2,674,524 and $2,636,264 of export sales in 1998, 1997 and 1996, respectively.

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

(11) QUARTERLY DATA (UNAUDITED)

                                                              QUARTER ENDED
                                        ----------------------------------------------------------
                                           JUNE 30     SEPTEMBER 30    DECEMBER 31     MARCH 31         TOTAL
                                        -------------  -------------  -------------  -------------  -------------
                                                                    (AS RESTATED)(1)
FISCAL 1998--
  Net sales...........................  $     332,569  $     435,057  $     200,749  $     402,294  $   1,370,669
  Gross profit........................         87,128        189,206         63,931         35,595        375,860
  Loss from operations................     (1,089,481)      (595,361)      (860,103)    (1,340,930)    (3,885,875)
  Net loss............................  $  (1,302,000) $    (796,630) $  (1,075,117) $  (1,439,683) $  (4,613,430)
                                        -------------  -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------  -------------
  Loss per share......................  $        (.21) $        (.11) $        (.13) $        (.13)
                                        -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------
FISCAL 1997--
  Net sales...........................  $     848,549  $   1,226,884  $     897,376  $     671,669  $   3,644,478
  Gross profit........................        401,457        396,451        157,841        242,546      1,198,295
  Loss from operations................     (1,150,986)      (841,283)    (1,189,060)    (1,024,846)    (4,206,175)
  Net loss............................  $  (1,122,727) $    (848,710) $  (1,187,787) $    (963,064) $  (4,122,288)
                                        -------------  -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------  -------------
  Loss per share......................  $        (.18) $        (.14) $        (.19) $        (.15)
                                        -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------
FISCAL 1996--
  Net sales...........................  $     666,984  $     701,363  $   1,070,407  $   1,139,482  $   3,578,236
  Gross profit........................         99,853        157,952        318,243        201,179        777,227
  Loss from operations................     (1,922,599)    (1,680,749)    (1,830,527)    (2,466,428)    (7,900,303)
  Net loss............................  $  (1,898,469) $  (1,664,664) $  (1,781,884) $  (2,473,802) $  (7,818,819)
                                        -------------  -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------  -------------
  Loss per share......................  $        (.38) $        (.33) $        (.29) $        (.40)
                                        -------------  -------------  -------------  -------------
                                        -------------  -------------  -------------  -------------

------------------------

(1) In June 1998, the Company restated its December 31, 1997 quarterly financial statements. The restatement reflects the reversal of certain product sales recorded in the third quarter where the product was subsequently returned and payment was not received. The restatement reduced revenue, increased net loss and net loss per share for the third quarter and nine months ended December 31, 1997 by $250,000, $125,000 and $.02, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTARY SCHEDULE

To Media Logic, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Media Logic, Inc. and subsidiaries and have issued our qualified report thereon dated May 22, 1998. Our audits were made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
May 22, 1998

                                                                     SCHEDULE II

                       MEDIA LOGIC, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                                  BALANCE,     CHARGED                   BALANCE,
                                                                 BEGINNING   TO COSTS AND                  END
                                                                  OF YEAR      EXPENSES    DEDUCTIONS    OF YEAR
                                                                 ----------  ------------  -----------  ----------
YEAR ENDED MARCH 31, 1998:
  Deducted from asset accounts--
    Allowance for doubtful accounts............................  $   62,000   $   --        $  56,000   $    6,000
                                                                 ----------  ------------  -----------  ----------
                                                                 ----------  ------------  -----------  ----------
    Warranty reserve...........................................  $  120,000   $   --        $  80,000   $   40,000
                                                                 ----------  ------------  -----------  ----------
                                                                 ----------  ------------  -----------  ----------
YEAR ENDED MARCH 31, 1997:
  Deducted from asset accounts-
    Allowance for doubtful accounts............................  $  471,000   $  220,000    $ 629,000   $   62,000
                                                                 ----------  ------------  -----------  ----------
                                                                 ----------  ------------  -----------  ----------
    Warranty reserve...........................................  $  120,000   $   --        $  --       $  120,000
                                                                 ----------  ------------  -----------  ----------
                                                                 ----------  ------------  -----------  ----------
YEAR ENDED MARCH 31, 1996:
  Deducted from asset accounts--
    Allowance for doubtful accounts............................  $  557,000   $  173,000    $ 259,000   $  471,000
                                                                 ----------  ------------  -----------  ----------
                                                                 ----------  ------------  -----------  ----------
    Warranty reserve...........................................  $  120,000   $   --        $  --       $  120,000
                                                                 ----------  ------------  -----------  ----------
                                                                 ----------  ------------  -----------  ----------

                                                                    EXHIBIT 10.5

MEDIA LOGIC, INC.
310 South Street
Plainville, MA 02762
508-695-2006

March 12, 1998

Mr. William E. Davis, Jr.
11 Dartmouth Avenue
Needham, MA 02194

Dear Bill,

    This letter sets forth the terms and conditions for your separation from Media Logic, Inc. (the "Company") and your cooperation in the transition to a new Chief Executive Officer next month.

    Notwithstanding any provisions of your employment agreement dated September 30, 1994, as amended by the First Amendment thereto dated April 1, 1995, or your stock option agreements to the contrary:

1. Your last day as an employee of the Company will be Tuesday, March 31, 1998, unless your successor as Chief Executive Officer requests an earlier date after the commencement of his employment. You will be paid through the end of March in any event.

2. By accepting this letter, you are submitting your resignation as President and Chief Executive Officer, as well as Director, effective upon the date of commencement of employment of your successor as Chief Executive Officer.

3. On the assumption that the Company successfully completes a further round of financing (unless the Board determines that no such additional financing in the near term is required), you will be paid as severance an aggregate amount equal to six months of your current salary, payable in nine equal monthly installments on the first payroll date in each month, commencing with April 1998 and ending with December 1998. Such payments will be subject to required withholdings.

4. During such nine-month period, the Company will provide you with continued health insurance coverage at Company expense. You will receive no other non-salary benefits during that period. Should you enter into other employment prior to the expiration of the nine-month period, health benefits shall terminate on the date of such employment.

5. With respect to your stock options, you will have until March 31, 1999 to exercise those of your options which are currently vested, namely, options to purchase an aggregate of 178,000 shares of the Company's common stock. The remainder of your options, which are not vested on the date hereof, will not vest but will be canceled upon the effective date of your resignation under Paragraph 2 above.

6. Until the end of the period in Paragraph 3 that you are receiving severance payments, you will cooperate with and lend assistance to the Company in connection with transition and financing matters, as requested by the then-serving Chief Executive Officer and without additional compensation, subject to your reasonable requirements in connection with your other business and employment activities during that period.

    If you find the foregoing provisions to be acceptable, please so indicate by signing and returning a copy of this letter, whereupon your Employment Agreement, as previously amended, and your stock option agreement will be modified so as to give effect to such provisions.

Very truly yours,

MEDIA LOGIC, INC.

By:         /s/ JOSEPH L. MITCHELL
      ----------------------------------
              Joseph L. Mitchell
           DIRECTOR DULY AUTHORIZED

AGREED:

          /s/ WILLIAM E. DAVIS
----------------------------------------
            William E. Davis