Form 10-Q
period 1998-06-30
MEDIA LOGIC INC
filed 1998-08-14
CIK 815185

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended: June 30, 1998
                                                  --------------
                         Commission File Number: 1-9605
                                                 ------

                                Media Logic, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Massachusetts                             04-2772354
     -------------------------------       -----------------------------------
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

                                 X Yes       No
                               ----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $.01 par value - 13,333,409 shares as of August 7, 1998

                                      INDEX

                                MEDIA LOGIC, INC.



PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated condensed financial statements (Unaudited)

         Consolidated condensed balance sheets - June 30, 1998 and March 31,
         1998

         Consolidated condensed statements of operations - three months ended
            June 30, 1998 and 1997

         Consolidated condensed statements of cash flows - three months ended
            June 30, 1998 and 1997

         Notes to consolidated condensed financial statements - June 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES
----------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

                                MEDIA LOGIC, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        (UNAUDITED)
                                                                            June 30,         March 31,
                                                                             1998             1998
                                                                        ------------     ------------
ASSETS
------
CURRENT ASSETS:
  Cash                                                                  $    805,076     $    155,348
  Accounts receivable, net                                                   724,858          375,215
  Inventories                                                              3,648,727        3,822,238
  Prepaid expenses and other current assets                                        0            1,500
                                                                        ------------     ------------
          Total current assets                                             5,178,661        4,354,301

PROPERTY AND EQUIPMENT, net                                                  309,273          278,439
DEFERRED FINANCING COSTS                                                     142,915          157,720
OTHER ASSETS                                                                  10,138            6,037
                                                                        ------------     ------------
                                                                        $  5,640,987     $  4,796,497
                                                                        ------------     ------------
                                                                        ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES::
  Accounts payable                                                      $    642,598     $    673,660
  Accrued expenses                                                           197,402          283,553
                                                                        ------------     ------------
     Total current liabilities                                               840,000          957,213

CONVERTIBLE SUBORDINATED DEBENTURES                                          369,664          348,199

STOCKHOLDERS' EQUITY:
Common stock, par value $.01 per share; 20,000,000
shares authorized; 13,333,409 and 11,284,514 shares
issued and outstanding as of June 30, 1998 and
March 31, 1998, respectively
                                                                             133,334          112,845
Additional paid-in capital                                                26,088,106       24,327,502
Accumulated deficit                                                      (21,790,117)     (20,949,262)
                                                                        ------------     ------------
     Total stockholders' equity                                            4,431,323        3,491,085
                                                                        ------------     ------------
                                                                        $  5,640,987     $  4,796,497
                                                                        ------------     ------------
                                                                        ------------     ------------

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION

                                MEDIA LOGIC, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                               Three Months Ended
                                                                                    June 30,
                                                                              1998           1997
                                                                          ------------   ------------
NET SALES                                                                 $    622,703   $    332,569

COSTS AND EXPENSES:
  Cost of products sold                                                        482,195        245,441
  Selling, general and administrative expenses                                 630,713        746,927
  Research and development expenses                                            309,847        429,682
                                                                          ------------   ------------
LOSS FROM OPERATIONS                                                          (800,052)    (1,089,481)

OTHER INCOME (EXPENSE):
  Interest income                                                                2,655         12,713
  Interest expense-convertible debentures                                      (46,244)      (226,372)
  Other                                                                          2,785          1,140
                                                                          ------------   ------------
NET LOSS                                                                  $   (840,856)  $ (1,302,000)
                                                                          ------------   ------------
                                                                          ------------   ------------
BASIC AND DILUTED LOSS PER SHARE (Note 3)                                 $       (.07)  $       (.21)
                                                                          ------------   ------------
                                                                          ------------   ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                        12,565,228      6,321,067
                                                                          ------------   ------------
                                                                          ------------   ------------





            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
------------------------------

                                MEDIA LOGIC, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                       THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                     1998            1997
                                                                -----------     -----------
CASH USED BY OPERATING ACTIVITIES                               $(1,063,586)    $(1,218,651)
                                                                -----------     -----------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
Purchase of property and equipment, net                             (63,679)           --
(Increase) decrease in other assets                                  (4,101)         12,055
                                                                -----------     -----------
                                                                    (67,780)         12,055
                                                                -----------     -----------
CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock                            1,781,094           1,200
                                                                -----------     -----------
                                                                  1,781,094           1,200
                                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH                                     649,728      (1,205,396)

CASH BALANCE, BEGINNING OF  PERIOD                                  155,348       2,382,875
                                                                -----------     -----------
CASH BALANCE, END OF PERIOD                                     $   805,076     $ 1,177,479
                                                                -----------     -----------
                                                                -----------     -----------



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                MEDIA LOGIC, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                  June 30, 1998

(1) Operations and Basis of Presentation

Media Logic, Inc. (the "Company") designs and manufactures tape-based data storage libraries targeted at the information needs of small to mid-sized businesses.

As permitted by rules of the Securities and Exchange Commission applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

In the opinion of the Company's management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly the Company's financial position at June 30, 1998, and the results of its operations and its cash flows for the three months ended June 30, 1998 and June 30, 1997.

(2) Inventories

                                    June 30, 1998     March 31, 1998
                                    -------------     --------------
Raw materials                         $  949,176        $1,087,245
Work in process                          206,996           289,996
Finished goods                         2,492,555         2,444,997
                                    -------------     --------------
                                      $3,648,727        $3,822,238
                                    -------------     --------------
                                    -------------     --------------

(3) Loss per Share
Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of dilutive common shares outstanding during the period. Dilutive weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. Basic and diluted earnings per share are the same for the three months ended June 30, 1998 and 1997 because potentially dilutive common shares are antidilutive.

(4) Convertible Subordinated Debentures
On March 24, 1997, the Company issued 7% convertible subordinated debentures (the "March Debentures") for gross proceeds of $3,530,000. Each March Debenture had a face amount of $10,000 and bore interest at 7% per annum. Interest was payable upon conversion or redemption of the March Debentures and was payable in either cash or shares of common stock at the average market price of common stock over the five days preceding the conversion dates, at the option of the Company.

The March Debentures were convertible at the option of the holder into common stock of the Company beginning on the earlier of (i) the effective date of the S-3 Registration Statement to register such conversion shares or (ii) June 23, 1997. The conversion price was equal to the lower of (i) 120% of the average closing bid price of the common stock for the five trading-day period ending on the trading day prior to the subscription date (March 24, 1997) or (ii) 80% of the average closing bid price for five days immediately preceding the conversion date, subject to a $.90 per share minimum conversion price. During fiscal 1998, all of the March Debentures plus accrued interest were converted into common stock.

In connection with the issuance of the March Debentures, the Company issued warrants to purchase 1,550,870 shares of common stock at $3.00 per share and 200,000 shares of common stock at $2.00 per share. Warrants to purchase 650,870 shares of common stock at an exercise price of $3.00 per share are exercisable at any time prior to September 22, 2001 and warrants to purchase 900,000 of such shares are exercisable at any time prior to March 24, 2002. As of June 30, 1998, none of these warrants have been exercised.

The Company recognized the estimated fair value of the warrants based on the Black-Scholes valuation model and the guaranteed return conversion feature attributable to the March Debentures as deferred financing costs with an increase to additional paid-in capital. These amounted to approximately $1,280,000 along with actual cash financing costs of approximately $432,000. Deferred financing costs were being amortized over three years, the stated term of the March Debentures. However, upon conversion of the March Debentures, all unamortized deferred financing costs were charged against additional paid-in capital.

On October 29, 1997, the Company issued 7% convertible subordinated debentures (the "October Debentures") for gross proceeds of $750,000. The October Debentures bear interest at 7% per annum. Interest is payable upon conversion or redemption of the October Debentures and is payable in either cash or shares of common stock at the average market price of common stock over the five days preceding the conversion dates, at the option of the Company.

The October Debentures are convertible at the option of the holder into common stock of the Company at any time prior to maturity at a conversion price equal to the lower of (i) $1.95, which amount is 120% of the average closing bid price of the common stock for the five trading-day period ending on October 29, 1997) and (ii) 80% of the average closing bid price for five days immediately preceding the conversion date, subject to a $.90 per share minimum conversion price. The October Debentures mature on October 29, 2000. As of June 30, 1998, October Debentures with a face value totaling $180,000 plus accrued interest have been converted into common stock.

In connection with the issuance of the October Debentures, the Company issued warrants to purchase 500,000 shares of common stock at $2.00 per share. The warrants are exercisable at the option of the warrantholder at any time on or prior to January 26, 2003. As of June 30, 1998, none of these warrants have been exercised.

The Company recognized the estimated fair value of the warrants based on the Black-Scholes valuation model and the guaranteed return conversion feature attributable to the October Debentures as deferred financing costs with an increase to additional paid-in capital. These amounted to approximately $84,000 along with actual cash financing costs of approximately $93,000. Deferred financing costs are being amortized over three years, the stated term of the October Debentures. However, upon conversion of the October Debentures, any unamortized deferred financing costs will be charged against additional paid-in capital.

5) Common Stock
On December 29, 1997, the Company sold 1,700,000 shares of is common stock, $.01 par value per share, to private investors at a price of $.90 per share. The Company's net proceeds from this transaction totaled $1,060,961 and were restricted to utilization in connection with the Company's automated tape library business. In connection with this private placement, the Company issued warrants to private investors to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share and warrants to purchase 1,000,000 shares of common stock at $1.50 per share. The warrants are exercisable at the option of the warrantholder at any time prior to December 29, 2002. The Company also issued warrants to purchase 500,000 shares of common stock at $2.00 per share to the placement agents for the offering. These warrants are exercisable at any time on or prior to December 29, 2002.

During May 1998, the Company sold 2,048,895 shares of common stock to private investors with gross proceeds of $1,850,000. In connection with this private placement, the Company issued warrants to purchase 26,666 shares at $1.25 per share, 1,011,114 shares at $1.50 per share and 1,011,115 shares at $3.00 per share. These warrants are exercisable at any time prior to 5:00 PM on various dates between May 1, 2003 and May 29, 2003.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Results of operations
---------------------
Sales:
------
Sales for the three months ended June 30, 1998 were $622,703 as compared with $332,569 for the three months ended June 30, 1997, an increase of 87%. Sales of tape libraries for the three months ended June 30, 1998, were approximately $450,000, while revenues and demand for the Company's traditional product lines of certification, evaluation and duplication equipment continue to decline.

The Company's business strategy is to devote substantially all of its resources to the development, marketing and sale of its automated tape libraries. The Company will continue to support its historical product lines on a limited basis but will no longer continue to actively pursue all sales opportunities for new equipment, spare parts and service of its historical product lines that become available.

Gross Profit:
-------------
Gross profit for the three months ended June 30, 1998 was $140,508 (23%) as compared with $87,128 (26%) for the three months ended June 30, 1997. The decline in gross margin is the result of the sales mix with tape libraries yielding a higher margin significantly offset by the sale of traditional products at significantly lower margins. Future gross margins will be impacted by the ability of the Company to implement additional cost controls and the mix of product sales anticipating an increase in revenues from tape libraries.

Expenses:
---------
Selling, General and Administrative ("S,G&A") expenses for the three months ended June 30, 1998 were $630,713 (101.3% of sales) as compared with $746,927 (224.6% of sales) for the three months ended June 30, 1997. The consolidation of all Company operations in corporate headquarters in Plainville, MA, during the second quarter of fiscal year 1998 is the primary reason for the decrease in S,G&A expenses.

Research and development expenses for the three month period ended June 30, 1998 were $309,847 (49.8% of sales) as compared to $429,682 (129.2% of sales) for the three month period ended June 30, 1997. All of the Company's research and development are related to the development of the product line of automated data libraries. The decrease in research and development expenses is due primarily to the consolidation of all research and development activites in Plainville, MA, during the second quarter of fiscal year 1998. The Company will continue to incur research and development expenses in the future as it makes improvements and modifications to its tape library products.

Liquidity and Capital Resources:
--------------------------------
At June 30, 1998, the Company had working capital of $4.3 million compared to $3.4 million at March 31, 1998. The current ratio was 6.2 to 1 as of June 30, 1998 and 4.5 to 1 as of March 31, 1998. The increase in working capital is principally due to the proceeds from the private placement of common stock during May 1998.

On March 24, 1997, the Company issued 7% convertible subordinated debentures (the "March Debentures") for gross proceeds of $3,530,000. Each March Debenture had a face amount of $10,000 and bore interest at 7% per annum. Interest was payable upon conversion or redemption of the March Debentures and was payable in either cash or shares of common stock at the average market price of common stock over the five days preceding the conversion dates, at the option of the Company. The March Debentures were convertible at the option of the holder into common stock of the Company beginning on the earlier of (i) the effective date of the S-3 Registration Statement to register such conversion shares or (ii) June 23, 1997. The conversion price was equal to the lower of (i) 120% of the average closing bid price of the common stock for the five trading-day period ending on the trading day prior to the subscription date (March 24, 1997) or
(ii) 80% of the average closing bid price for five days immediately preceding the conversion date, subject to a $.90 per share minimum conversion price. During fiscal 1998, all of the March Debentures plus accrued interest were converted into common stock. In connection with the issuance of March Debentures, the Company issued warrants to purchase 1,550,870 shares of common stock at an exercise price of $3.00 per share and warrants to purchase 200,000 shares of common stock at an exercise price of $2.00 per share. Warrants to purchase 650,870 shares at an exercise price of $3.00 are exercisable at any time prior to September 21, 2001 and warrants to purchase 900,000 shares are exercisable at any time prior to March 24, 2002.

On October 29, 1997, the Company issued 7% convertible subordinated debentures (the "October Debentures") for gross proceeds of $750,000. The October Debentures bear interest at 7% per annum. Interest is payable upon conversion or redemption of the October Debentures and is payable in either cash or shares of common stock at the average market price of common stock over the five days preceding the conversion dates, at the option of the Company. The October Debentures are convertible at the option of the holder into common stock of the Company at any time prior to maturity at a conversion price equal to the lower of (i) $1.95, which amount is 120% of the average closing bid price of the common stock for the five trading-day period ending on October 29, 1997 or (ii) 80% of the average closing bid price for five days immediately preceding the conversion date, subject to a $.90 per share minimum conversion price. The October Debentures mature on October 29, 2000. As of June 30, 1998, October Debentures with a face value totaling $180,000 plus accrued interest have been converted into common stock. In connection with the issuance of the October Debentures, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $2.00 per share. These warrants are exercisable at any time on or prior to January 26, 2003.

On December 29, 1997, the Company sold 1,700,000 shares of is common stock, $.01 par value per share, to private investors at a price of $.90 per share. The Company's net proceeds from this transaction totaled $1,060,961 and were restricted to utilization in connection with the Company's automated tape library business. In connection with this private placement, the Company issued warrants to private investors to purchase 1,000,000 shares of common stock at an exercise price of $3.00 per share and warrants to purchase 1,000,000 shares of common stock at $1.50 per share. The warrants are exercisable at the option of the warrantholder at any time prior to December 29, 2002. The Company also issued warrants to purchase 500,000 shares of common stock at $2.00 per share to the placement agents for the offering. These warrants are exercisable at any time on or prior to December 29, 2002.

During May 1998, the Company sold 2,048,895 shares of common stock to private investors with gross proceeds of $1,850,000. In connection with this private placement, the Company issued warrants to purchase 26,666 shares at $1.25 per share, 1,011,114 shares at $1.50 per share and 1,011,115 shares at $3.00 per share. These warrants are exercisable at any time prior to 5:00 PM on various dates between May 1, 2003 and May 29, 2003. The Company, because of its continuing losses from operations, anticipates that, unless revenues increase significantly, it will require additional capital in order to continue its operations. The Company has no assurance that it will be able to raise such additional capital, if needed, in a timely manner or on favorable terms, if at all. If the Company is unable to increase revenues significantly and/or secure additional financing, the Company could be forced to curtail or discontinue its operations. The Company does not fully satisfy all of the American Stock Exchange guidelines for continued listing and there is no assurance listing will be continued.

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

Year 2000 Compliance
--------------------
The Year 2000 issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or data recording mechanism incorporating the date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather that the year 2000. This could result in a system failure or miscalculations causing disruption of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

The Company has conducted a review of its internal information systems to determine the extent of any Year 2000 problem. Based on such review, the Company does not currently believe that it has material exposure to the Year 2000 issue with respect to its own information systems, since its core existing business information systems correctly define the year 2000.

The Company is in the process of contacting its major suppliers and customers in an effort to determine the extent to which the Company may be vulnerable to those parties' failure to timely correct their own Year 2000 problem. To date, the Company is unaware of any situations of noncompliance that would materially adversely affect its operations or financial condition. There can be no assurance, however, that instances of compliance which could have a material adverse effect on the Company's operations or financial condition will not be identified; that the systems of other companies with which the Company transacts business will be corrected on a timely basis; or that a failure by such entities to correct a Year 2000 problem or a correction which is incompatible with the Company's information systems would not have a material adverse effect on the Company's operations or financial condition.

PART II.  OTHER INFORMATION
---------------------------

         Item 1.  LEGAL PROCEEDINGS

                           None

         Item 2.  CHANGES IN SECURITIES

                           On various dates during May 1998, the Company sold an aggregate of 2,048, 895 shares of common stock to accredited investors in a private placement exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, for gross proceeds of $1,850,000. In connection with this private placement, the Company issued warrants to purchase 26,666 shares at $1.25 per share, 1,011,114 shares at $1.50 per share and 1,011,115 shares at $3.00 per share. These warrants are exercisable at any time prior to 5:00 PM on various dates between May 1, 2003 and May 29, 2003.

         Item 3.  DEFAULTS UPON SENIOR SECURITIES

                           None

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None

         Item 5.  OTHER INFORMATION

                           None

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           (a) Exhibits

                                    27      Financial data schedule

                           (b) Reports on Form 8-K

                           The Company filed a report on Form 8-K dated June 5, 1998 announcing that the Company had completed a private placement of common stock in which it raised gross proceeds of $1,850,000.

                           The Company filed a report on Form 8-K dated June 26, 1998 announcing that it had restated the results of operations for the three and nine months ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              MEDIA LOGIC, INC.

Date:  August 14, 1998                    \S\ John T. Loughran
       ---------------                    -------------------------
                                              John T. Loughran
                                              Principal Accounting Officer