Form 10-K/A
period 1998-03-31
MEDIA LOGIC INC
filed 1998-08-21
CIK 815185

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                               AMENDMENT NO. 1 TO
                             FORM 10-K ON FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1998
                          Commission File Number 1-9605
                          -----------------------------

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


                               ------------------


                                 (508) 695-2006
              (Registrant's telephone number, including area code)


                               ------------------


           Securities Registered Pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
   Title of each class                                    which registered
   --------------------                               ------------------------
    Common Stock, $.01                                American Stock Exchange
   par value per share

                               ------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes     X         No
                                          -------          -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [ ]

         On June 25, 1998, there were outstanding 8,203,610 shares of Common Stock held by nonaffiliates (without admitting that any person whose shares are not included are affiliates) with an aggregate market value of $8,716,336 (based on the closing price of $1.0625 per share on the American Stock Exchange).

         As of June 25, 1998, there were issued and outstanding 13,333,409 shares of Common Stock, par value $.01 per share.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth, with respect to the current members of the Board of Directors and management of the Company, (i) the name, age and length of service as a director or executive officer, (ii) the principal occupation and business experience of such person for at least the past five years, and (iii) the names of certain other companies of which such person currently serves as a director or executive officer.

                                                             Position and Offices with the Company
            Name                   Age               and Other Business Experience During Last Five Years
            ----                   ---               ----------------------------------------------------
Raymond W. Leclerc...............  72       Mr.  Leclerc was elected a Director in October  1995. He is the founder of Ray Plastic,  Inc. (1950) and Mylec,  Inc. (1970).  He was President
                                            and Chief  Executive  Officer for both firms from  inception  until his retirement in 1989. He continues as a director in both companies.

Michael G. Salter................  61       Mr.  Salter was  elected a  Director  in June  1997.  He most  recently
                                            served  as  Vice   President/General   Manager,  Asia  Pacific  of  EMC
                                            Corporation  and  President of EMC Japan.  He is currently  acting as a consultant to companies in the data storage industry.

Gregory Scorziello...............  37       Mr.  Scorziello  was  appointed  a  Director  in  March  1998.  He  was appointed  President and Chief Executive Oficer of the Company in April
                                            1998.   Mr.   Scorziello   was  Senior  Vice   President  of  Worldwide
                                            Operations  for Storage  Computer  from 1997 to February 1998 and prior
                                            to  that  was  Storage   Computer's  Vice  President  of  International
                                            Distribution  from 1996 to 1997. From 1984 to 1995, Mr.  Scorziello was employed by EMC Corporation,  most recently as  International  Regional
                                            Distribution Manager.

Michael R. Bruce.................  60       Mr.  Bruce was  appointed a Director in June 1998.  Mr.  Bruce has been
                                            associated  with  Dataman   Software,   Inc.,  a  consulting   business
                                            specializing  in the  storage  and high  technology  industries,  since
                                            1993.  Mr.  Bruce also serves as a director of  AlphaNet  Solutions,  a publicly traded company, and DXI Incorporated, a private corporation.


     The names of, and certain information regarding, the executive officers of the Company who are not also directors, are set forth below. The executive officers serve at the pleasure of the Board of Directors.


                Name                   Age                 Position
                ----                   ---                 ---------
    Paul Foskett.....................  36       Vice President of International Sales
    Steven Hodge.....................  45       Vice President of Marketing
    James Nolan......................  43       Vice President of Operations


     Mr. Foskett has served as the Company's Vice President of International Sales since April 1998. Prior to that he was Vice President of Storage Computer for Western Europe from 1997, Sales Director of Sunderson Electrons Group from 1996 to 1997 and Worldwide Sales Director and Sales Manager at EAME from 1994 to 1995 and 1992 to 1994, respectively.

     Mr. Hodge has served as the Company's Vice President of Marketing since April 1998. Prior to that he was a Senior Account Manager for Storage Computer, U.K., from 1997 to 1998 and Sales and Marketing Manager for Bluepoint Business Systems, U.K., from 1992 to 1997.

     Mr. Nolan has served as the Company's Vice President of Engineering since April 1998. Prior to that he was Vice President of Engineering for Storage Computer from 1997 to 1998 and for Electronic Retail Systems International from 1993 to 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers, the Company believes that all reports required to be filed pursuant to Section 16 of the Securities Exchange Act of 1934 were filed timely by the Company's directors, executive officers and ten percent holders during Fiscal Year 1998, except that one report on a Form 5 was inadvertently not filed with regard to two option grants to Michael G. Salter, a Director of the Company, and one report on Form 4 was inadvertently not filed by Mr. Salter with regard to his purchase of 20,000 shares of the Company's Common Stock in the open market on February 26, 1998. The appropriate filings for Mr. Salter have been made.

Item 11. Executive Compensation

    The following table summarizes the compensation paid to or earned by the following individuals for services rendered to the Company in all capacities during the Company's last three fiscal years: (i) the Chief Executive Officer of the Company (the "CEO") as of March 31, 1998, (ii) the former CEO of the Company and (iii) each of the most highly compensated executive officers of the Company (other than the CEO) as of March 31, 1998 (including several former officers) whose salary and bonus earned during fiscal 1998 exceeded $100,000 (all of these current and former officers are referred to herein collectively as the "Named Executive Officers"):

Summary Compensation Table

                             ANNUAL COMPENSATION

                                                                  Long Term
                                                                 Compensation
                                                                   Awards
                                                                 Securities
       Name and                                                  Underlying         All Other
  Principal Position                         Year  Salary($)     Options (#)     Compensations($)(1)
  ------------------                         ----  ---------     -----------     -------------------

Gregory Scorziello (2)...................    1998    11,442               0               0
Chief Executive Officer
and President

William E. Davis (3).....................    1998   200,000               0         110,681
Former Chief Executive Officer               1997   200,000               0           4,632
and President                                1996   194,100          42,000           5,225

Paul M. O'Brien (4)......................    1998   120,000               0           3,181
Former Vice President and Chief              1997   120,000               0           4,500
Financial Officer                            1996   128,413          27,000           3,809


B. Edward Fitzgibbons (5)................    1998   126,560               0           1,883
Former Vice President of Sales...........    1997   128,654               0           4,473
                                             1996   116,827          16,000           2,388


(1) Represents the Company's matching contributions under the Company's 401(k) Plan for Fiscal Years 1998, 1997, and 1996, and, with regard to Mr. Davis, includes severance payments payable in fiscal 1999 (See footnote (3) below.).
(2) Mr. Scorziello joined the Company on February 26, 1998 as acting Chief Executive Officer and President and assumed the positions of Chief Executive Officer and President on April 1, 1998. Mr. Scorziello became a member of the Board of Directors of the Company on March 12, 1998.
(3) Consists of $5,281 in the Company's matching contribution under the Company's 401(k) plan for Fiscal Year 1998 and $105,281 in severance payments. Mr. Davis resigned from his positions with the Company, including his seat on the Board of Directors of the Company, on March 31, 1998. The Company entered into a separation agreement with Mr. Davis, dated February 20, 1998, under which the Company agreed to pay Mr. Davis an aggregate amount equal to six months of his current salary ($100,000), payable in nine equal monthly installments commencing in April 1998 and ending in December 1998. The Company also has agreed to provide Mr. Davis with continued health insurance coverage during the nine month severance period at an aggregate cost to the Company of $5,400.
(4) Mr. O'Brien resigned from his positions with the Company on March 31, 1998.
(5) Mr. Fitzgibbons left his position with the Company on March 23, 1998.

Option Grants in Last Fiscal Year

         There were no option grants to the Named Executive Officers in Fiscal Year 1998.

Fiscal Year End Option Values

         The following table provides information regarding the number of shares of Common Stock covered by both exercisable and unexercisable stock options held by each of the Named Executive Officers as of March 31, 1998 and the values of "in-the-money" options, which value represents the positive spread between the exercise price of any such option and the fiscal year-end value of the Company's Common Stock. There were no option exercises by any of the Named Executive Officers in Fiscal 1998.

                                   Numbers of Securities        Value of Unexercised
                                         Underlying             in-the Money Options
                                         Unexercised                       at
                                   Options at 3/31/98(#)               3/31/98($)
                                        Exercisable/                 Exercisable/
Name                                    Unexercisable             Unexercisable(1)
----                               ---------------------        ---------------------

Gregory Scorziello..............                   0/0                       0/0
William E. Davis................             178,000/0                       0/0
Paul M. O'Brien.................             133,000/0                  87,500/0
B. Edward Fitzgibbons...........              10,607/0                       0/0

------------
(1) Value is based on the closing sale price of the Common Stock as of March 31, 1998 ($1.25) minus the exercise price.

     Directors are eligible to participate in the 1991 Plan and the 1998 Plan (together, the "Plans"). The Plans provide for (i) an initial grant upon the election of a Non-Employee Director to the Board of Directors, and subsequent grants upon reelection, of a Non-Qualified Option to purchase the number of shares of Common Stock determined by dividing $25,000 by the fair market price of the Common Stock on the date of grant, or (ii) a Non-Qualified Option to purchase a pro-rata number of shares if such director is elected or reelected to serve less than a three year term. Under the 1991 Plan, any Non-Employee Director appointed by the Board of Directors would receive on the date of the next Annual Stockholders' Meeting of the Company a Non-Qualified Option to purchase a pro rata number of shares based upon the number of years (including fractions thereof), if any, from the date of appointment until such Non-Employee Director would stand for re-election to the Board of Directors. Under the 1998 Plan, an initial grant to an appointed Non-Employee Director would be given on the date of appointment rather than on the date of the next Annual Stockholders' Meeting. Options granted under the Plans vest immediately on the date of grant. Options to purchase 12,866 shares were granted under this formula during Fiscal Year 1998 to Michael Salter. In addition, options to purchase 6,588 shares were granted to Mr. Salter during Fiscal Year 1998 outside of the formula. No options were granted during Fiscal Year 1998 to any Named Executive Officers serving on the Board.

     In Fiscal Year 1998, the Company paid non-employee directors $1,000 for attendance at each meeting of the Board of Directors and $500 for attendance at each meeting of Board Committees. On July 21, 1998, The Board voted to suspend such payments beginning with the next Board or Committee meeting. The Board may resume such payments in the future at its discretion and may consider retroactive payment of the suspended fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of July 20, 1998 concerning the ownership of Common Stock by each Stockholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, each current member of the Board of Directors, each executive officer named in the Summary Compensation Table hereof, and all current directors and executive officers as a group.

                                                                                        SHARES
                                                                                BENEFICIALLY OWNED (1)
                                                                                ----------------------

NAME AND ADDRESS**                                                              NUMBER           PERCENT
------------------                                                              ------           -------

Imprimis SB L.P.                                                             2,466,668(2)         16.8%
  411 West Putnam Avenue, Suite 125, Greenwich, CT 06830
Internacional Perifericos y Memorias, S.A.                                   1,666,668(3)         11.8%
  Gral, Mitre 93, 08022 Barcelona, Spain
Adar Equities LLC                                                            1,650,000(4)         11.0%
  1276 50th Street, Brooklyn, NY 11219
Advent International Group                                                   1,502,368(5)         10.7%
  c/o Advent International Corporation
  75 State St., 29th Floor, Boston, MA 02109
Wexford Spectrum Investors LLC                                               1,233,332(6)          8.8%
  411 West Putnam Avenue, Suite 125, Greenwich, CT 06830
Raymond W. Leclerc                                                           1,193,300(7)          8.9%
  c/o Media Logic, Inc.
  310 South Street, Plainville, MA 02762
Michael Salter                                                               1,201,732(8)          8.6%
  c/o Media Logic, Inc.
  310 South Street, Plainville, MA 02762
Gregory Scorziello                                                             227,221(9)          1.7%
Michael R. Bruce                                                                25,000(10)         *
All executive officers and directors as a group (7 persons)                  2,647,253(11)        18.7%

-------------
   * Represents beneficial ownership of less than 1% of the Company's outstanding shares of Common Stock.

** Addresses are given for beneficial owners of more than 5% of the outstanding Common Stock only.

(1) The number of shares of Common Stock issued and outstanding on July 20, 1998 was 13,333,409. The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding at July 20, 1998, plus shares of Common Stock subject to options held by such person at July 20, 1998 and exercisable within 60 days thereafter, and shares of Common Stock issuable upon the exercise of currently exercisable warrants issued in the Company's recent financings. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.
(2) Includes 1,333,334 shares issuable upon exercise of warrants to purchase Common Stock.
(3) Includes 833,334 shares issuable upon exercise of warrants to purchase Common Stock.
(4) Consists of 1,650,000 shares issuable upon exercise of warrants to purchase Common Stock.
(5) Consists of ownership by the following venture capital funds managed by Advent International Corporation: 1,262,368 shares, including 410,870 shares issuable upon the exercise of outstanding warrants, owned by Digital Media & Communications Limited Partnership and 240,000 shares issuable upon the exercise of outstanding warrants owned by

     ACFS Limited Partnership. In its capacity as manager of these funds, Advent International Corporation exercises sole voting and investment power with respect to all shares held by these funds.
(6) Includes 666,666 shares issuable upon exercise of warrants to purchase Common Stock.
(7) Includes 25,000 shares issuable upon exercise of options to purchase Common Stock.
(8) Includes 548,889 shares issuable upon exercise of warrants to purchase Common Stock and 20,454 shares issuable upon exercise of options to purchase Common Stock.
(9) Includes 27,778 shares issuable upon exercise of warrants to purchase Common Stock and 166,665 shares issuable upon exercise of options to purchase Common Stock.
(10) Consists of 25,000 shares issuable upon exercise of options to purchase Common Stock.
(11) Includes 576,667 shares issuable upon exercise of warrants to purchase Common Stock and 237,119 shares issuable upon exercise of options to purchase Common Stock. See footnotes (7), (8), (9) and (10).

Item 13. Certain Relationships and Related Transactions

     The Company entered into an employment agreement with Gregory Scorziello pursuant to which the Company agreed to employ Mr. Scorziello as President and Chief Executive Officer effective April 1, 1998. Mr. Scorziello will receive a base salary at an annual rate of $175,000 which will be reviewable by the Board of Directors annually. Additionally, Mr. Scorziello will receive options to purchase an aggregate of 1,000,000 shares of Common Stock out of the Company's 1998 Plan (as defined below), which will be exercisable for a period of ten years and vest, as to 300,000 shares at an exercise price of $1.00 per share in nine equal monthly installments starting from May 1, 1998, and as to the remaining 700,000 shares, on March 31, 2005, or earlier as to the following increments of shares if and when the Company's publicly-traded stock price reaches or exceeds the following levels, on the basis of the average of the closing prices for any period of 20 consecutive trading days: (i) 300,000 shares when the market price equals or exceeds $2.50 per share; (ii) 300,000 shares when the market price equals or exceeds $5.00 per share; and (iii) 100,000 shares when the market price equals or exceeds $7.50 per share. In the event the Company is sold in its entirety, all of the remaining non-vested options will vest upon the closing of such sale. No bonus was paid to Mr. Scorziello in Fiscal Year 1998.

     Pursuant to the terms of the employment agreement, if the Company terminates Mr. Scorziello's employment other than for "cause" more than 90 days after his commencement date, then he will receive an amount equal to his 1998 annualized salary (i.e., $175,000), payable in twelve consecutive equal monthly installments, subject to normal withholdings at the times normal payroll is paid. If Mr. Scorziello voluntarily terminates his employment or is terminated for "cause" (as defined in Mr. Scorziello's employment agreement) at any time, no severance payments will be payable to him.

     The Company is a party to a severance agreement with Mr. William Davis, the former Chief Executive Officer and President of the Company, which is described in footnote (3) to the Summary Compensation Table.

        Mr. Bruce serves as a consultant to the Company in addition to his responsibilities as a Director. As consideration for his consulting services, the Company granted Mr. Bruce an option to purchase 75,000 shares of Common Stock, at an exercise price of $1.00 per share, vesting in three equal annual installments beginning on June 1, 1999, and will pay him an annual fee of $8,400 plus expenses. Mr. Salter also serves as a consultant to the Company in addition to his responsibilities as Chairman of the Board of Directors. As consideration for his consulting services, the Company, under the previous Chief Executive Officer, entered into an agreement with Mr. Salter whereby Mr. Salter would receive 2,500 shares of Common Stock per month. Mr. Salter received 20,000 shares of Common Stock under this arrangement in Fiscal Year 1998 and 10,000 shares of Common Stock in Fiscal 1999. In July 1998, the Board of Directors of the Company agreed that this arrangement would be canceled by and pursuant to a new arrangement with Mr. Salter under which Mr. Salter would receive, in consideration of his further consulting services, 70,000 shares of Common Stock, subject to the Company's right to repurchase such shares at par value per share ($.01). The Company's right to repurchase may be exercised if Mr. Salter's services as a consultant cease for certain reasons provided for in his stock repurchase agreement with the Company. Mr. Salter's rights in these shares vest, such that the Company's repurchase rights are terminated with respect to a particular number of shares, according to the following schedule: 20,000 shares on October 1, 1998, 25,000 shares on January 1, 1999 and 25,000 shares on April 1, 1999.

        The Company leases its main facility in Plainville, Massachusetts, from D&K Realty Trust (the "Trust"). Klaus J. Peter and David R. Lennox, both former officers and directors of the Company, are the beneficial owners of the Trust. In April 1993, the Company entered into a revised lease with the Trust for a term of fifteen (15) years and renewable for fifteen (15) years on the same terms. In 1992 the Company had an independent appraisal of the premises and, based on such appraisal, the Company believes that the rental per square foot is comparable to that of other facilities in the area and is reasonable and fair. Lease payments by the Company to the Trust in Fiscal Year 1998 totaled approximately $83,400 and in the fiscal years ended March 31, 1997 and March 31, 1996 totaled approximately $83,400 per year.

                                   Signatures

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MEDIA LOGIC, INC.

                                       By:      /s/ John T. Loughran
                                           -------------------------------------
                                                    John T. Loughran
                                                    Principal Accounting Officer

                                       Date:    August 21, 1998